Form 10-Q
period 2025-09-30
LaFayette Acquisition Corp.
filed 2025-12-04
CIK 2079106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42913

LaFayette Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Rue Murillo Paris, France	75008
(Address of principal executive offices)	(Zip Code)

+33 1 45 75 86 28

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	LAFAU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	LAFA	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	LAFAR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 4, 2025, there were 15,713,333 ordinary shares, $0.0001 par value, issued and outstanding.

LAFAYETTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and for the period from June 7, 2024 (Inception) through September 30, 2024	2
Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) for the three and nine months ended September 30, 2025 and for the period from June 7, 2024 (Inception) through September 30, 2024	3
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and for the period from June 7, 2024 (Inception) through September 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$4,976	$—
Prepaid expenses	5,000	—
Total Current Assets	9,976	—

Deferred offering costs	273,356	13,678
Total Assets	$283,332	$13,678

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$17,680	$—
Accrued offering costs	152,553	369
Advances from related parties	20,000	16,313
Promissory notes – related parties	150,000	—
Total Current Liabilities	340,233	16,682

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,833,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024(1)(2)	383	383
Additional paid-in capital	4,617	4,617
Accumulated deficit	(61,901)	(8,004)
Total Shareholders’ Deficit	(56,901)	(3,004)
Total Liabilities and Shareholders’ Deficit	$283,332	$13,678

(1)	On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented (See Note 5).
(2)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture (See Notes 5 and 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 7, 2024 (Inception) Through September 30,
	2025	2024	2025	2024

Formation, general and administrative costs	$43,476	$—	$53,897	$8,004
Net Loss	$(43,476)	$—	$(53,897)	$(8,004)

Basic and diluted weighted average ordinary shares outstanding(1)(2)	3,333,333	3,333,333	3,333,333	3,333,333
Basic and diluted net loss per ordinary share	$(0.01)	$—	$(0.02)	$(0.00)

(1)	On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented (See Note 5).
(2)	Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture (See Notes 5 and 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary shares		Additional Paid-In	Accumulated	Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,833,333	$383	$4,617	$(8,004)	$(3,004)
Net loss	—	—	—	—	—
Balance as of March 31, 2025	3,833,333	383	4,617	(8,004)	(3,004)
Net loss	—	—	—	(10,421)	(10,421)
Balance as of June 30, 2025	3,833,333	383	4,617	(18,425)	(13,425)
Net loss	—	—	—	(43,476)	(43,476)
Balance as of September 30, 2025	3,833,333	$383	$4,617	$(61,901)	$(56,901)

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)(2)	Amount	Capital	Deficit	Deficit
Balance – June 7, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares	3,833,333	383	4,617	—	5,000
Net loss	—	—	—	(8,004)	(8,004)
Balance – June 30, 2024	3,833,333	$383	$4,617	$(8,004)	$(3,004)
Net loss	—	—	—	—	—
Balance – September 30, 2024	3,833,333	$383	$4,617	$(8,004)	$(3,004)

(1)	On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented (See Note 5).
(2)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture (See Notes 5 and 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For The Period from June 7, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(53,897)	$(8,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through advances from related parties	—	8,004
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	—
Accrued expenses	17,680	—
Net cash used in operating activities	(41,217)	—

Cash Flows from Financing Activities:
Advances from related parties	20,000	—
Proceeds from promissory notes – related parties	133,318	—
Payment of deferred offering costs	(107,125)	—
Net cash provided by financing activities	46,193	—

Net Change in Cash	4,976	—
Cash – Beginning of period	—	—
Cash – End of period	$4,976	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$152,184	$369
Deferred offering costs paid through advances from related parties	$—	$8,309
Deferred offering costs paid by EBC in exchange for the issuance of ordinary shares	$—	$5,000
Conversion of advances from related parties to promissory notes – related parties	$16,682	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LaFayette Acquisition Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry or geographic region that can benefit from the expertise and capabilities of the Company’s management team.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the ordinary share included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 380,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to LaFayette Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,800,000.

Transaction costs amounted to $6,731,306, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on October 27, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in a trust account (the “Trust Account”) and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (as defined in Note 4), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) delay or modify the substance or timing of the obligation to provide for the redemption of the Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company has until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 24, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 31, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory notes from the Sponsor and EBC of up to $150,000 ($75,000 each) (see Note 5). Additionally, on September 30, 2025, the Sponsor and EBC funded an additional $20,000 into the Company’s account for working capital purposes As of September 30, 2025, the Company had $4,976 in cash and had a working capital deficit of $330,257.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units (see Note 5). As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units on October 27, 2025, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. As of October 27, 2025, upon the closing of the Initial Public Offering, the Company had $1,038,713 in cash and had a working capital of $982,500.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,976 in cash and no cash equivalents as of September 30, 2025. The Company had no cash or cash equivalents as of December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, prorate, allocating the Initial Public Offering proceeds to the assigned value of the Public Rights and to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as Public Rights and Private Placement Rights after management’s evaluation were accounted for under equity treatment. As of September 30, 2025 and December 31, 2024, the Company has $273,356 and $13,678 of deferred offering costs, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). For the three and nine months ended September 30, 2025, and for the period from June 7, 2024 (inception) through September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheetS, primarily due to their short-term nature.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation” (“FASB ASC 718”), which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 7, 2024, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 27, 2025, the Company sold 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,500,000 at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Public Share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth of one ordinary share.

NOTE 4. PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering on October 27, 2025, the Sponsor and EBC purchased an aggregate of 380,000 Private Placement Units (244,286 Private Placement Units were purchased by the Sponsor and 135,714 Private Placement Units were purchased by EBC), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,800,000. Each Private Placement Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities are not transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 7, 2024, the Company issued an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) to EBC Holdings, Inc. (“EBC Holdings”) for an aggregate purchase price of $5,000, or approximately $0.002 per share. On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented. On June 30, 2025, EBC Holdings transferred an aggregate of 2,651,666 ordinary shares to the Sponsor for an aggregate purchase price of approximately $3,459, or approximately $0.001 per share, the same per-share purchase price originally paid by EBC Holdings for such shares. As a result of the transfer, EBC Holdings retained an aggregate of 1,181,667 EBC Founder Shares. Up to 500,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture.

On September 18, 2025, the Sponsor assigned and transferred an aggregate of 90,000 Founder Shares to the three independent directors of the Company (30,000 each) in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 18, 2025 was $156,960 or $1.744 per share. The Company established the initial fair value Founder Shares on September 18, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Notes — Related Parties

On June 30, 2025, the Sponsor and EBC entered into promissory note agreements to provide the Company up to an aggregate of $150,000 ($75,000 each) to be used for a portion of the expenses of the Initial Public Offering. The promissory notes are non-interest bearing, unsecured and due at the earlier of (i) December 31, 2025, (ii) the closing of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. On June 30, 2025, the Company converted the remaining balance of advances from related parties of $16,682 into Promissory Notes — Related Parties. The Company has $150,000 and $0 outstanding borrowings under the Promissory Notes as of September 30, 2025 and December 31, 2024, respectively. The outstanding balances under the Promissory Notes were settled on October 27, 2025, simultaneously with the closing of the Initial Public Offering. Borrowings under the Promissory Notes are no longer available subsequent to the consummation of the Initial Public Offering.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Advances from Related Parties

On September 30, 2025, the Sponsor and EBC funded an additional $20,000 into the Company’s account for working capital purposes, in addition to the Promissory Notes – Related Parties. This amount was repaid on October 27, 2025, simultaneously with the closing of the Initial Public Offering.

Administration Fee

Commencing on October 22, 2025, the effective date of the registration statement relating to the Initial Public Offering, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the trust account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. As of September 30, 2025 and December 31, 2024, the Company did not incur any fees for these services.

Service Agreement

The Company has agreed, commencing on July 9, 2025, to pay its Chief Financial Officer (“CFO”) up to $4,000 per month for professional services as a CFO. In addition, should the Company complete a Business Combination, the CFO shall be paid a fee of 30,000 Founder Shares (“Success Fee”), which shall be assigned and transferred to the CFO by the Sponsor. Should the Company not complete a Business Combination, the Success Fee will not be due and payable. As of September 30, 2025 and December 31, 2024, no amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In compliance with FINRA Rule 5110(f)(2)(G), the registration rights granted to EBC are limited to demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering and EBC may only exercise its demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were granted a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 27, 2025, the underwriters exercised their over-allotment option, closing on the 1,500,000 additional units simultaneously with the Initial Public Offering.

The underwriters were paid in cash an underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $4,025,000.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 3,833,333 ordinary shares issued and outstanding.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of September 30, 2025 and December 31, 2024, there were no Public Rights and Private Rights issued or outstanding.

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025 (Unaudited)	December 31, 2024
Cash	$4,976	$—
Deferred offering costs	$273,356	$13,678

	For The Three Months Ended September 30, (Unaudited)		For The Nine Months Ended September 30, (Unaudited)	For The Period From June 7, 2024 (Inception) Through September 30, (Unaudited)
	2025	2024	2025	2024
Formation, general and administrative costs	$43,476	$—	$53,897	$8,004

Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 22, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and support services.

The registration statement for the Company’s Initial Public Offering became effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 380,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,800,000.

Following the closing of the Initial Public Offering, on October 27, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in the Trust Account.

On October 27, 2025, the underwriters were paid in cash an underwriting discount of $2,300,000 at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $4,025,000.

On October 27, 2025, the total outstanding borrowings of $150,000 under the promissory notes and $20,000 advances from related parties have been paid simultaneously with the closing of the Initial Public Offering. Borrowings under the promissory notes are no longer available.

On November 21, 2025, the Company issued a press release announcing that the holders of the Units may elect to separately trade the ordinary shares and rights included in the Units commencing on November 26, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LaFayette Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LaFayette Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 7, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The registration statement for the Company’s Initial Public Offering became effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 380,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,800,000.

Following the closing of the Initial Public Offering, on October 27, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in the Trust Account.

On November 21, 2025, the Company issued a press release announcing that the holders of the Units may elect to separately trade the ordinary shares and rights included in the Units commencing on November 26, 2025. Those Units that are not separated will continue to trade on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “LAFAU” and the ordinary shares and rights that are separated will trade on Nasdaq under the symbols “LAFA” and “LAFAR,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $43,476, which consists of formation, general and administrative costs.

For the nine months ended September 30, 2025, we had a net loss of $53,897, which consists of formation, general and administrative costs.

For the three months ended September 30, 2024, we had no net income or net loss.

For the period from June 7, 2024 (inception) through September 30, 2024, we had a net loss of $8,004, which consists of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Founder Shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on October 27, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 380,000 the Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,800,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $115,000,000 was placed in the Trust Account. We incurred $6,731,306 of transaction costs, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

For the nine months ended September 30, 2025, net cash used in operating activities was $41,216. Net loss of $53,897 was affected by changes in operating assets and liabilities of $12,680.

For the period from June 7, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0. Net loss of $8,004 was affected by payment of formation costs through advances from related parties of $8,004.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services.

The underwriters were granted a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters were paid in cash an underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $4,025,000.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on October 27, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 380,000 the Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,800,000.

The Private Placement Units are identical to the Units underlying the Units sold in the Initial Public Offering, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the private placement units, an aggregate of $115,000,000 was placed in the trust account.

We paid a total of $6,731,306 of transaction costs, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAFAYETTE ACQUISITION CORP.

Date: December 4, 2025	By:	/s/ Christophe Charlier
	Name:	Christophe Charlier
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2025	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)