Form 10-K
period 2025-12-31
LaFayette Acquisition Corp.
filed 2026-03-11
CIK 2079106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

LaFayette Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42913	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4 Rue Murillo Paris, France	75008
(Address of principal executive offices)	(Zip Code)

+33 1 45 75 86 28

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Ordinary Share and one Right	LAFAU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	LAFA	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	LAFAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 10, 2026, there were 15,713,333 ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

Overview

LaFayette Acquisition Corp. (the “Company”, “we”, “our”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We may pursue a business combination with a target in any industry or geographic region that we believe can benefit from the expertise and capabilities of our management team.

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), including 1,500,000 Units issued pursuant to the exercise of underwriters’ over-allotment option in full. Each Unit consists of one ordinary share, par value $0.0001 per share (the “Ordinary Shares”), and one right (each, a “Right”) entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 380,000 units (the “Private Placement Units”) to LaFayette Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”) (and its affiliates or permitted assignees) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,800,000 (the “Private Placement”). Transaction costs amounted to $6,731,306, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

Following the closing of the Initial Public Offering, on October 27, 2025, a total of $115,000,000 of the net proceeds from the Initial Public Offering and the Private Placement was placed in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial business combination, (b) the redemption of all of the Ordinary Shares included in the Units sold in the Initial Public Offering (“public shares”) if the Company is unable to complete its initial business combination within 18 months from the closing of the Initial Public Offering or such later time as the shareholders of the Company may approve in accordance with the amended and restated memorandum and articles of association of the Company (the “Amended Articles”), subject to applicable law, and (c) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Amended Articles (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 21 months from the closing of the Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

Recent Developments

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

Our Team

We have assembled a team of experienced professionals and senior executives, each of whom brings a unique and complementary background and skill set. We will seek to leverage their collective investment banking, private equity, private credit, executive and entrepreneurial experiences and their unique network of relationships with industry executives, private equity, growth capital and venture funds, non-institutional business owners, commercial and investment bankers, lawyers, consultants, family offices, and other financial sector service providers in order to source, acquire, and support the operations of the business combination target.

Our management team is led by Christophe Charlier, our Chairman and Chief Executive Officer, and Jennifer Calabrese, our Chief Financial Officer. Our management team is supported by Gregory Parsons, Trent Stedman, and Eszter Farkas, each of whom is a member of our board of directors.

Christophe Charlier has been serving as our Chairman and Chief Executive Officer since May 2025. Mr. Charlier is an international financier with 30 years of experience in investment banking, private equity and international management. Throughout his career he has acted as principal or advised on a number of landmark transactions in the telecom, financial services, natural resources, energy and sports and entertainment industries across developed and emerging markets. These experiences have enabled him to develop strong, personal relations with private equity and public market investors and senior management at private equity and investments banks in the United States and Europe, which will be critical to our firm’s efforts to identify and evaluate targets and negotiate a business combination on attractive terms.

Mr. Charlier has extensive public market and SPAC experience, currently serving as an independent director of Tavia Acquisition Corp., a SPAC seeking to consummate a business combination, and La Française de l’Energie, a publicly held French clean energy production company, as well as having served as an independent director of Oxus Acquisition Corp., which successfully completed a business combination in February 2024.

Mr. Charlier served as Chairman of the Board of Directors of Renaissance Capital, an investment bank specialized in emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally.

Previously, Mr. Charlier served as deputy Chief Executive Officer of Onexim Group, a private equity fund founded by Mikhail Prokhorov in Moscow from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies, some of which were listed on international exchanges, and on the boards of several mid-size companies and startups in Onexim’s portfolio.

Mr. Charlier also acted as Chairman and Alternate Governor of the NBA’s Nets franchise from 2010 to 2014, its last two seasons in New Jersey and first two in Barclays Center in Brooklyn. He remained as a director of the Nets and Barclays Center until Mr. Prokhorov’s sale of both to Joe Tsai in 2018 and 2019.

From February 2002 to March 2004, Mr. Charlier was Director of Strategic development and M&A of Norilsk Nickel, a publicly held Russian company, where, among other transactions and developments, he led its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields. He also actively participated in the acquisitions which led to the creation of Polyus Gold, Russia’s largest gold company.

Mr. Charlier started his investment banking career in 1995 at JPMorgan in the M&A Group in New York.

Jennifer Calabrese has been serving as our Chief Financial Officer since July 2025. Ms. Calabrese is the founder and CEO of Calabrese Consulting LLC (“CCL”). Founded in 2012, CCL is a minority/woman-owned, full-service accounting and financial reporting advisory firm with over 50 employees, serving clients around the world. CCL specializes in SEC financial reporting, compliance, and consulting services to facilitate the reporting between auditors and public/private companies on behalf of clients.

Ms. Calabrese also currently serves as the Chief Financial Officer of Launchpad Streetlight Acquisition Corp., a special purpose acquisition company, and Athena Technology Acquisition Corp. II, a special purpose acquisition company which entered into a business combination agreement with Ace Green Recycling, Inc., and is also on the Audit Committee of Marpai, Inc., a company which provides administration services to self-insured employer groups across the United States. She previously spent several years working for several publicly traded companies, serving in various roles including as Corporate Controller, Director of Accounting and SEC Reporting, Executive Vice President of Finance and Chief Financial Officer.

Beginning her career at KPMG, LLP, Ms. Calabrese held numerous positions, including senior audit manager.

Gregory Parsons serves as one of our independent directors. Mr. Parsons is a seasoned financial services executive and investor with over 25 years of experience across investment management, capital markets, telecommunications and emerging markets. His career spans leadership roles in public and private markets, with deep domain expertise in institutional asset management, broker-dealer operations, and veteran-focused economic initiatives.

Mr. Parsons currently serves as Chief Executive Officer of CAVU Securities, a FINRA-registered, minority- and veteran-owned broker-dealer delivering cash management, capital markets, advisory, and fund distribution solutions to institutional clients. Under his leadership, CAVU has expanded its strategic partnerships and grown its impact-oriented platform serving Fortune 500 companies, leading asset managers, and federal agencies.

Prior to CAVU, Mr. Parsons founded and led Semper Capital Management, a fixed income asset manager specializing in mortgage- and asset-backed securities. During his tenure, the firm grew into a leading credit manager, achieving consistent outperformance and serving a global institutional client base. Mr. Parsons was responsible for strategic direction, client development, and product innovation.

He has SPAC leadership experience in a public company context, having previously served as an independent director and Chair of the Audit Committee for Lerer Hippeau Acquisition Corp., a NASDAQ-listed blank-check company that was originally focused on technology-enabled businesses. Lerer Hippeau Acquisition Corp. was unable to consummate an initial business combination and was forced to dissolve and liquidate in 2023.

Earlier in his career, Mr. Parsons served as an Associate Principal at McKinsey & Company, where he advised financial institutions on corporate strategy, risk, and operations. He began his professional journey as an Infantry Officer in the United States Marine Corps, where he was awarded the Navy and Marine Corps Commendation Medal for leadership and service.

Mr. Parsons is actively engaged in public and philanthropic service. He is the founder of the Semper True North Foundation, a platform focused on veteran transition and empowerment. He also serves on the Board of Directors of the Marine Corps Scholarship Foundation and is a National Trustee of the Boys & Girls Clubs of America.

Trent Stedman serves as one of our independent directors. Mr. Stedman has been an institutional investor for 30 years, managing private credit and public equity funds following a formative experience as an investment principal with an early private equity leader.

Since June 2019, Mr. Stedman has managed Columbia Pacific Business Finance Fund, LLC (“CPBF”), a direct lender focused on non-PE sponsor owned middle market and lower middle market businesses seeking capital to support transformative organic and inorganic growth initiatives. CPBF invests throughout the United States and has financed companies in a range of industries, including software and hardware technology, logistics, HVAC/MEP, healthcare, gaming, hospitality, and payment processing. Mr. Stedman joined Columbia Pacific Advisors in 2013 and also has led initiatives in UK structured finance and US public equities.

From July 2004 through March 2013, Mr. Stedman managed New Vernon Aegir Fund (fka New Vernon North American Opportunity Fund), a long-short equity hedge fund focused on investment opportunities in public companies listed in North America.

From December 1995 through June 2004, Mr. Stedman was an associate then principal on the investment team at Centre Partners Management LLC (“Centre Partners”). During his time at Centre Partners, Mr. Stedman’s teams originated, managed, and exited investments of various Centre Partners private equity funds, focused primarily on acquisitions and growth capital investments in middle market businesses based in North America.

Mr. Stedman began his finance career at Merrill Lynch in 1993, where he was an investment banking analyst in the Special Advisory Services group, in which he focused on structured corporate finance and mergers and acquisitions transactions with Fortune 100 companies.

Eszter Farkas serves as one of our independent directors. Since March 2025 Ms. Farkas has served as Managing Partner of A Different Fund, an investment vehicle she founded. Prior to that, from May 2019 to March 2025 she held various positions with Unite USA Inc., a healthcare technology company, including Chief Operating Officer from January 2023 to December 2024, Chief Financial Officer from January 2022 to January 2023, Chief Strategy Officer from September 2021 to January 2023, and Senior Vice President Corporate Development and Chief Legal Officer from May 2019 to September 2021. She also served on its board of directors from March 2021 to March 2025.

Previously, she was co-founder and partner of Farkas & Neurman PLLC, a business law firm, from 2013 to 2019, and an associate specializing in public mergers and acquisitions at Cleary Gottlieb Steen & Hamilton LLP.

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to locate a suitable candidate for our business combination or (ii) of success with respect to any business combination we may consummate. For instance, one member of our management team was involved with a SPAC that was unable to complete an initial business combination and was forced to dissolve and liquidate. See “Management” for a full description of the background of our management team members.

Our Competitive Strengths

We believe our competitive strengths include the following:

●	Experienced leadership: Members of our management team have built and managed businesses, taken companies public, and made investments across a broad range of sectors and geographies as a principal, as an executive and as an investment banking advisor throughout their careers. Additionally, Mr. Gregory Parsons brings over 25 years of financial leadership as CEO of CAVU Securities and former CEO of Semper Capital Management. His experience founding, scaling, and operating institutional financial platforms enhances our leadership’s breadth and depth.

●	Experience structuring innovative transactions: Our management team has extensive experience structuring innovative transactions in complex environments. Among such transactions led by Mr. Charlier was the acquisition of a strategic stake in Stillwater Mining Company by Norilsk Nickel with a significant part of the consideration being physical palladium metal.

●	Prior SPAC experience: Our Chairman and Chief Executive Officer, Mr. Charlier, possesses a strong understanding of the SPAC structure and market, having served as an independent director of two SPACs, Oxus Acquisition Corp. and Tavia Acquisition Corp. In addition, our Chief Financial Officer, Ms. Calabrese, currently serves as the Chief Financial Officer of Launchpad Streetlight Acquisition Corp., a special purpose acquisition company, and Athena Technology Acquisition Corp. II, a special purpose acquisition company which recently entered into a business combination agreement with Ace Green Recycling, Inc. Additionally, through her affiliation with Calabrese Consulting LLC, Ms. Calabrese has provided accounting and financial reporting advisory services to numerous special purpose acquisition companies as part of its regular business activities. This will position Ms. Calabrese to be of considerable support to target companies in completing their PCAOB audits swiftly. Certain of our directors also have relevant SPAC experience. Mr. Parsons also brings SPAC governance expertise, having served as an independent director and Chair of the Audit Committee for Lerer Hippeau Acquisition Corp.

●	Unique team: Through their respective careers, our officers and directors have extensive experience in identifying, evaluating and executing investments in companies at various stages of their life cycle and across industries.

●	Strategic network: We believe that our team’s extensive network across executives, entrepreneurs, private equity investors, hedge fund managers, investment and commercial bankers, lawyers and other consultants provides us with unique and differentiated access to proprietary deals and investment opportunities.

●	Support of sponsor vehicle: We have attracted investors in the risk capital that we expect will serve as another critical avenue for identifying investment opportunities and subsequently to attract capital to ensure the success of the business combination, including EBC Holdings.

●	Disciplined investment approach: Our team intends to maintain the same strict discipline on value and fundamentals that they have demonstrated throughout their collective careers.

●	Extensive due diligence: Our team expects to rely on extensive due diligence to ensure that all operating, financial, legal and other aspects of target business uphold to the highest standards.

●	Broad approach: We intend to leverage the broad experience and reach of our team across industries and not restrict ourselves to a single industry so as to ensure access to the widest range of opportunities.

●	Principal, executive and entrepreneurial experience: We believe that our team’s principal, executive and entrepreneurial experience position us ideally to understand the needs and concerns of the owners and managers of target businesses and collaborate with them to structure compelling transactions and provide on-going support.

●	Status as a public company: We believe that our structure will make us an attractive business combination partner to target businesses. As a public company, we believe we will offer a target business an alternative to a traditional initial public offering, private equity raise or sale to a strategic or financial investor.

Our Business Strategy and Acquisition Criteria

We intend to focus our efforts on identifying and completing a business combination with a company that aligns with our team’s experiences, expertise and network of relationships. We believe this will allow us to generate a differentiated pipeline of acquisition opportunities and lead to executing a business combination with an attractive target company on compelling terms.

We have identified the following general criteria and guidelines as we evaluate prospective target companies:

●	Industries: We intend to focus primarily on companies in industries where collectively or individually our officers and directors have unique expertise and relationships so as to ensure that we can structure a transaction on compelling terms, convey such terms and add value long-term to the management of the company.

●	Strong management team: The strength of the management team of the target business is expected to be a critical component in our review process. We will seek to partner with a visionary, experienced and professional management team that can drive sustainable, long-term value creation.

●	Market-ready: We intend to focus on companies that have been managed in such as a way as to be ready to operate as a successful public company from the outset and who understand the advantages and constraints of being a publicly-listed company.

●	Fundamentally sound financial performance: We intend to focus on companies with fundamentally sound financial performance, with visibility into revenue and cash flow growth and relatively predictable future financial performance.

●	Valuation range: We intend to focus primarily on investment opportunities with an enterprise value of approximately $500 million to $1.5 billion, offering sufficient size and liquidity to ensure success as a publicly-listed company. We intend to maintain a strict discipline on valuation, focusing on companies with positive cash flows that can be readily valued using the trading and transaction multiples of comparable companies.

●	Defensible market position with sustainable competitive advantage: We intend to favor targets that have a strong competitive advantage or are category leaders in their respective verticals. We expect to target companies that have strong intellectual property, technology, or brand equity within their respective sectors and that can be further monetized, including on a global basis.

●	Benefit from being a public company: We intend to focus on businesses that would benefit from being publicly traded in the United States, including access to broader sources of capital and expanded market awareness. This improved access to capital could allow the target to accelerate growth, pursue new projects, retain and hire employees, and expand into new geographies or businesses.

●	Sustainability, resilience and adaptability: We believe that sustainability, resilience and adaptability are critical qualities for companies to succeed in the current environment. We intend to focus on companies that make sustainability a prominent component of their decision-making process.

●	Cultural fit: We intend to focus on management teams that embrace the potential to utilize our operating, strategic, financing and M&A experience and capabilities to maximize the value to shareholders and share in our values and management philosophy, including as pertains to environmental, societal and governance considerations.

These criteria are not intended to be exhaustive. While we intend to use these criteria in evaluating the attractiveness of potential business combination opportunities, we may ultimately decide to enter into a business combination with a target business that does not meet these criteria, if we determine other factors that make such target business compelling.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares of our share and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial Position

With funds in the Trust Account available for a business combination initially anticipated to be $10.00 per public share (including deferred underwriting commissions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Business Combination

We are not presently engaged in, and we will not engage in, any business operations for an indefinite period of time following the Initial Public Offering. We intend to complete our business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private units, our equity, debt, or a combination of these as the consideration to be paid in our business combination. We may seek to complete our business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our business combination is paid for using equity or debt instruments, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our business combination, and we may complete our business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of a business combination funded with cash other than the funds held in the Trust Account, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our initial shareholders are required to provide any financing to us in connection with or after our business combination. Our amended and restated memorandum and articles of association provides that, following the Initial Public Offering and prior to the consummation of our business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any business combination.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to this proprietary deal flow, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the annual report and know what types of businesses we are targeting. Our initial shareholders, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We are not prohibited from pursuing a business combination with a business combination target that is affiliated with our initial shareholders, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. Our underwriting agreement with EBC and our amended and restated memorandum and articles of association provide that in such a circumstance we would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not otherwise required to obtain such an opinion, so long as our board of directors believes that our directors have the financial skills and background to conclude that is business combination is fair from a financial perspective. As more fully discussed in the section of the annual report entitled “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination.

Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under NASDAQ’s listing rules, shareholder approval would be required for our business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, officers, directors or their affiliates may purchase shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

None of the funds in the Trust Account will be used to purchase securities in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. In the event that our initial shareholders or their affiliates purchase shares from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination by purchasing shares from holders that have, or have indicated an intention to, vote against a proposed transaction (as those shares would no longer be voted on the proposed transaction), (2) increase the likelihood of approval on any matters submitted to the rights holders for approval in connection with our business combination by purchasing rights from holders that have, or have indicated an intention to, vote against a proposed matter (as those rights would no longer be voted on the proposed matter) or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers or their affiliates were to purchase shares or rights from public holders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, executive officers or any of their affiliates may purchase shares or rights from public holders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, executive officers or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, executive officers or any of their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, directors, executive officers or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the material terms of the purchases.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is anticipated that any purchases would be as a result of either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our business combination. Our initial shareholders or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act, Section 9(a)(2) of, or Rule 10b-5 under, the Exchange Act and the other federal securities laws.

Redemption Rights for Public Shareholders upon Completion of our Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the business combination including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to EBC. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our business combination which contain substantially the same financial and other information about the business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

If we seek shareholder approval, we will complete our business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who hold the outstanding ordinary shares and who attend and vote in favor of the business combination, at a general meeting of our company. A quorum for such meeting will consist of the holders present in person or by proxy of issued and outstanding shares of the company representing a simple majority of the voting power of all issued and outstanding ordinary shares of the company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and have agreed to vote their founder shares, private shares and any public shares purchased during or after the Initial Public Offering in favor of our business combination. For purposes of seeking approval of the simple majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need (i) 3,643,334, or 31.7%, of the 11,500,000 public shares sold in the Initial Public Offering to be voted in favor of a business combination in order to have our business combination approved (assuming all outstanding shares are voted, including the EBC founder shares and private shares held by EBC, the EBC founder shares and private shares held by EBC are voted in favor of the proposed business combination (although the holders are not required to do so)), or (ii) none of the 11,500,000 public shares sold in the Initial Public Offering to be voted in favor of a business combination in order to have our business combination approved (assuming that only the minimum number of shares representing a quorum are voted, the EBC founder shares and private shares held by EBC are voted in favor of the proposed business combination (although the holders are not required to do so)). We will give at least 20 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our business combination.

These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction, and irrespective of whether it does not vote or abstains from voting its shares.

In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to any Excess Shares they own. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some prior blank check companies. In order to perfect redemption rights in connection with their business combinations, some prior blank check companies would distribute proxy materials for the shareholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s share in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable (or with our consent). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 21 months from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 21 months from the closing of the Initial Public Offering to complete our business combination. If we are unable to complete our business combination within such 21 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination within the 21-month time period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares and private shares held by them if we fail to complete our business combination within 21 months from the closing of the Initial Public Offering. However, if our initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our business combination within the allotted 21-month time period.

Our initial shareholders have agreed, pursuant to a letter agreement with us (filed as an exhibit to the registration statement of which the annual report forms a part), that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 21 months from the closing of the Initial Public Offering, or (ii) with respect to any other material provision relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of liquidation and dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the Trust Account and funds we may withdraw from interest earned on the Trust Account pursuant to permitted withdrawals, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of liquidation and dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy their indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to funds from the remaining proceeds of the Initial Public Offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination within 21 months from the closing of the Initial Public Offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with a business combination or to redeem 100% of our public shares if we have not consummated a business combination within 21 months from the closing of the Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating, and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds,and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

Our executive offices are located at 4 Rue Murillo, Paris, France 75008. Pursuant to the Administrative Services Agreement, until the completion of our business combination or liquidation, we will pay a monthly fee of $10,000 to Sponsor or an affiliate thereof for office space, secretarial and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We currently have two executive officers. Our executive officers are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our business combination.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our business combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our business combination, our initial shareholders have agreed to vote their founder shares and private shares in favor of such business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

●	The requirement that we complete our business combination within 21 months from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline.

●	We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights potentially at a loss.

●	If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our business combination and our rights will expire worthless if we do not.

●	We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines.

●	Because we are not limited to a particular industry, sector, or any specific target businesses with which to pursue our business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	If our business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such business combination.

Risks Related to Our Securities

●	We may issue additional ordinary shares or preference shares to complete our business combination or under an employee incentive plan after completion of our business combination, which would dilute the interest of our shareholders and likely present other risks.

●	The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our business combination.

●	Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Post Business Combination Risks

●	Our management will most likely not maintain control of a target business after our business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications, or abilities necessary to profitably operate such business.

●	We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a Cayman Islands exempted company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2025, we had a working capital of $804,402. The Company is a Special Purpose Acquisition Company that was formed for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses within an expected period of twenty-one months from the date of a successful completed proposed initial public offering. The Company lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements.. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in the annual report do not include any adjustments that might result from our inability to consummate the Initial Public Offering or our inability to continue as a going concern.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote at a general meeting to approve our business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote at a general meeting for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer (and thereby avoid the need for a shareholder vote) will be made by us solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of the annual report entitled “Business — Shareholders May Not Have the Ability to Approve our Business Combination” for additional information.

If we seek shareholder approval of our business combination, our initial shareholders have agreed to vote in favor of such business combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with a business combination, our initial shareholders have agreed, subject to applicable securities laws, to vote their founder shares and private shares, as well as any public shares purchased by them in or after the Initial Public Offering, in favor of our business combination.

As a result, in addition to our initial shareholders’ founder shares and private shares, we would need (i) 3,643,334, or 31.7%, of the 11,500,000 public shares sold in the Initial Public Offering to be voted in favor of a business combination in order to have our business combination approved (assuming all outstanding shares are voted, including the EBC founder shares and EBC’s private shares, the EBC founder shares and private shares held by EBC are voted in favor of the proposed business combination (although the holders are not required to do so)), or (ii) none of the 11,500,000 public shares sold in the Initial Public Offering to be voted in favor of a business combination in order to have our business combination approved (assuming that only the minimum number of shares representing a quorum are voted, the EBC founder shares and private shares held by EBC are voted in favor of the proposed business combination (although the holders are not required to do so)). Our founder shares, EBC founder shares and private shares represents 26.8% of our outstanding ordinary shares immediately following the completion of the Initial Public Offering. Accordingly, if we seek shareholder approval of our business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares and private shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If the agreement for our business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation, so the amount we are obligated to pay EBC for deferred commissions will be borne by the non-redeeming shareholders. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If the agreement for our business combination requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with share redemptions until we liquidate or you are able to sell your shares in the open market.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) and other events, and the status of debt and equity markets.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease (such as COVID-19) or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to any outbreak of a disease restricts travel or limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. The extent to which any new outbreak or the continuation of any existing situation impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by global geopolitical conditions resulting from armed conflicts.

United States and global markets have experienced, and may or may continue to experience, volatility and disruption following the geopolitical instability resulting from armed conflicts such as the Russia-Ukraine conflict and conflict in the Middle East and Southwest Asia. In response to these conflicts, the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against aggressor nations, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to countries in need, increasing geopolitical tensions among a number of nations. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any continuing or new sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from armed conflicts and subsequent sanctions or related actions, could have a lasting impact on regional and global economies and could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

Military or other conflicts and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate a business combination.

Military or other conflicts and other disruptions to the equity or debt capital markets, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies. This could make it more difficult for us to identify a business combination target and consummate a business combination on acceptable commercial terms, or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our business combination and could even result in our inability to find a target or to consummate a business combination.

Since the fourth quarter of 2020, the number of special purpose acquisition companies that have completed initial public offerings has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a business combination, and there are still many special purpose acquisition companies seeking targets for their business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate a business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into a business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a business combination, and may result in our inability to consummate a business combination on terms favorable to our investors.

If our business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such business combination.

The Inflation Reduction Act of 2022 generally imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of shares by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax applies to share repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The U.S. Department of the Treasury recently issued guidance clarifying when certain repurchases would be exempt from the excise tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code). However, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares, including redemptions related to extension votes, in a business combination in which we remain a Cayman Islands exempted company or otherwise (absent any regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with a business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation prior to certain redemptions and, because our securities are trading on NASDAQ, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the business combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing company in a year in which such company repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing company itself, not the shareholders from which shares are repurchased. We will not pay any excise tax that that may be imposed on us with funds in our Trust Account prior to the consummation of our initial business combination. The imposition of the excise tax as a result of redemptions in connection with the business combination could, however, reduce the cash contribution to the target business in connection with our business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up . Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rightholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders and/or rightholders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and rightholders. We do not intend to make any cash distributions to shareholders or rightholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a rightholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public rights.

Furthermore, we may effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and rightholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a business combination.

The market for directors and officers liability insurance for special purpose acquisition companies is subject to continual change. Any increase in the cost of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a business combination. In order to obtain directors and officers liability insurance or modify coverage as a result of becoming a public company, the post-business combination entity may need to incur greater expense, accept less favorable terms or both. Any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even if we complete a business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The cost of run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate a business combination on terms favorable to our investors.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as M&A advisor in connection with a business combination or as placement agent in connection with a related financing transaction. EBC is entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of a business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of a business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our final prospectus for the Initial Public Offering, unless such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering.

EBC is also entitled to receive deferred underwriting commissions that are conditioned on the completion of a business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of a business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination within 21 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our business combination with that particular target business, we may be unable to complete our business combination with any other target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our business combination within 21 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our business combination within such time period. If we have not completed our business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us pursuant to permitted withdrawals (less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share or less in certain circumstances, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If we seek shareholder approval of our business combination, our initial shareholders and their affiliates may elect to purchase shares or rights from public shareholders, which may make it more likely that we are able to consummate such business combination or reduce the public “float” of our ordinary shares or rights.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers or any of their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market prior to the completion of our business combination, although they are under no obligation or duty to do so. Any price paid for such securities may be less (but not more) than the amount a public shareholder would receive if it elected to redeem its shares in connection with our business combination. In the event that our Sponsor, directors, executive officers or any of their affiliates purchase shares from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

Additionally, at any time at or prior to our business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or rights or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase securities in such transactions.

The purpose of any such transactions could be to (1) decrease the number of shares to be redeemed thereby leaving more cash available for the post-combination company or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

See “Business — Permitted Purchases of Our Securities” for a description of how our Sponsor, directors, executive officers or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of the annual report entitled “Business — Redemption Rights for Public Shareholders upon Completion of our Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in the annual report, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 21 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of our public shares if we are unable to complete a business combination within 21 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete a business combination within 21 months from the closing of the Initial Public Offering, for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the 21 months from the closing of the Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private units are intended to be used to complete a business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private units and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, and we are listed on a national securities exchange in connection with the Initial Public Offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to consummate a business combination as opposed to companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “excess shares.” However, our amended and restated memorandum and articles of association does not restrict our shareholders’ ability to vote all of their shares (including excess shares) for or against our business combination. Your inability to redeem the excess shares will reduce your influence over our ability to complete our business combination. Accordingly, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. As a result, our ability to compete with respect to the acquisition of certain target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

If the net proceeds of the Initial Public Offering and the sale of the private units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our business combination and we will depend on loans from our initial shareholders or management team to fund our search for a business combination and to complete our business combination. If we are unable to obtain these loans, we may be unable to complete our business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private units, only approximately $1,000,000 was available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial shareholders or their affiliates to operate, or we may be forced to liquidate. None of our initial shareholders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our business combination. We do not expect to seek loans from parties other than our initial shareholders or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination where a substantial majority of our shareholders seek redemption.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders have redeemed their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors are required to indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. For example, they may determine that the cost of such legal action is too high relative to the amount recoverable or that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence under Cayman Islands law and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

Because we are not limited to a particular industry, sector, or geographic region in which to pursue our business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a business combination with a target business in any industry or sector or geographical location. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations of the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

Past performance by our management team and our initial shareholders may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and our initial shareholders and their affiliates is presented for informational purposes only. Past performance by our management team and our initial shareholders is not a guarantee either (i) that we will be able to locate a suitable candidate for our business combination or (ii) of success with respect to any business combination we may consummate. Other than our Chairman and Chief Executive Officer, our Chief Financial Officer and one of our independent directors, our officers and directors have not had management experience with special purpose acquisition companies in the past. You should not rely on the historical record of our management team’s, or our initial shareholders’ respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have all of these positive attributes. If we complete our business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us. They could also resign upon completion of our business combination which could negatively impact the operations and profitability of our post-combination business.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications, or abilities we suspected. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We intend to complete our business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property, or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes, or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

Risks Related to Our Securities

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares and rights are listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our business combination. In order to continue listing our securities on NASDAQ prior to our business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $15,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $15 million and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our ordinary shares and rights will be listed on NASDAQ, our units, ordinary shares and rights will be covered securities. Although the states are pre-empted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Additionally, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may issue additional ordinary shares or preference shares to complete our business combination or under an employee incentive plan after completion of our business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share and 20,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 15,713,333 ordinary shares issued and outstanding. As a result, there were 184,286,667 unissued ordinary shares available for issuance, which amount does not take into account the ordinary shares reserved for issuance upon exercise of any outstanding rights. Immediately after the consummation of the Initial Public Offering, there was no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preference shares to complete our business combination or under an employee incentive plan after completion of our business combination. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our business combination, we may not issue additional shares that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote on any business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by way of a special resolution, which requires an approval of holders of two-thirds of the votes of our shareholders, who, being entitled to do so, attend and vote (whether in person or by proxy) at a general meeting or by a unanimous written resolution of all of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with a business combination or to redeem 100% of our public shares if we do not complete our business combination within 21 months from the closing of the Initial Public Offering, or (B) with respect to any other material provision relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of the annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness prior to the business combination unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	other disadvantages compared to our competitors who have less debt.

The grant of registration rights to our initial shareholders and EBC may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, holders of the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the founder shares, EBC founder shares, private units and any units that may be issued upon conversion of working capital loans are registered.

Our shareholders prior to the Initial Public Offering contributed an aggregate of $5,000, or approximately $0.001 per share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the ordinary shares and none to the right included in the unit) and the pro forma net tangible book value per our ordinary shares after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our shareholders prior to the Initial Public Offering acquired the founder shares and EBC founder shares at a nominal price, significantly contributing to this dilution.

Our shareholders paid an aggregate of $5,000 for the founder shares and EBC founder shares, or approximately $0.001 per share. As a result of this low initial price, our shareholders prior to the Initial Public Offering stand to make a substantial profit even if a business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares and EBC founder shares, our shareholders prior to the Initial Public Offering could make a substantial profit even if we select and consummate a business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into a business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their shares.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our business combination.

We have issued rights as part of the units sold in the Initial Public Offering entitling the holders to receive an aggregate of 1,150,000 ordinary shares. Simultaneously with the closing of the Initial Public Offering, we have issued as part of the private units rights entitling the holders to receive an aggregate of 38,000 ordinary shares. In addition, if our initial shareholders or their affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion of the rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or “GAAP”, or international financial reporting standards as issued by the International Accounting Standards Board, or “IFRS”, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

Risks Related to Our Management

Our ability to successfully complete our business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with us after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our business combination.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present a target to us instead of our competitors. This conflict of interest could have a negative impact on our ability to complete our business combination.

Our officers and directors have fiduciary responsibilities to dedicate substantially all their business time to their respective affairs and their respective employers. Additionally, these responsibilities may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs; or if they have fiduciary duty to present a target company to our competitor instead of us, which may have a negative impact on our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of the annual report entitled “Management — Conflicts of Interest.”

Our officers and directors are now, and may in the future, become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Chairman and Chief Executive Officer is currently affiliated with Tavia Acquisition Corp., which is seeking to consummate an initial business combination like our company. Additionally, our officers and directors may in the future become affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of the annual report entitled “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our initial shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our initial shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our initial shareholders or their respective affiliates. Our initial shareholders are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we could pursue such a transaction if it was approved by a majority of our independent directors. Our underwriting agreement with EBC and our amended and restated memorandum and articles of association provide that we would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our initial shareholders or their respective affiliates. Despite that requirement, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our Sponsor has the ability to remove itself as our sponsor or to substantially reduce its interests in us before identifying an initial business combination, which may result in change in the strategy and focus of our company in pursuing a business combination or make it more difficult for us to consummate a business combination.

Our Sponsor is a limited liability company which is managed by our Chairman and Chief Executive Officer. Our Sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our Sponsor could, with the permission of the Sponsor’s managing member, transfer their membership interests in the Sponsor, thereby transferring control of our Sponsor to a third party. Through the forgoing means, our Sponsor may remove itself as our sponsor, substantially reduce its interests in our company, or have its control transferred to a third party before we identify a business combination. Any such reduction of the interests of our Sponsor in our securities or transfer of Sponsor interests may lead to the Sponsor’s managers no longer having voting power and control over our affairs in pursuing a business combination. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team. There is no assurance that any replacement sponsor would have the same relationships, contacts or experience as our Sponsor and management team in searching for a target business and consummating an initial business combination. Accordingly, the replacement of our Sponsor could make it more difficult for us to consummate an initial business combination.

Since our shareholders prior to the Initial Public Offering will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

On June 7, 2024, we issued an aggregate of 2,875,000 ordinary shares to EBC Holdings for an aggregate purchase price of $5,000. We subsequently effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. On June 30, 2025, EBC Holdings transferred an aggregate of 2,651,666 ordinary shares to our Sponsor for an aggregate purchase price of approximately $3,459, or approximately $0.001 per share, the same per-share purchase price originally paid by EBC Holdings for such shares. As a result of the foregoing transfer, EBC Holdings retained an aggregate of 1,181,667 EBC founder shares. Prior to the offering, our Sponsor transferred an aggregate of 90,000 shares to our directors and our Sponsor has agreed to transfer an aggregate of 30,000 shares to our Chief Financial Officer upon consummation of an initial business combination. In addition, our Sponsor and EBC have purchased an aggregate of 380,000 private units at a price of $10.00 per unit ($3,800,000 in the aggregate) in a private placement that will close simultaneously with the closing of the Initial Public Offering. The founder shares, EBC founder shares and private units will be worthless if we do not complete a business combination. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or private shares in connection with a shareholder vote to approve a proposed business combination. In addition, we may obtain loans from our initial shareholders which may not be repaid if we do not consummate a business combination. We will also reimburse our Sponsor or an affiliate thereof $10,000 per month for office space and administrative services made available to us, each as described elsewhere in the annual report. We will also pay our Chief Financial Officer a monthly fee of $4,000 and customary fees to Calabrese Consulting for assistance with the preparation of our financial statements, pursuant to an engagement letter. The personal and financial interests of our initial shareholders may influence their motivation in identifying and selecting a target business combination, completing a business combination, and influencing the operation of the business following the business combination.

Our shareholders prior to the Initial Public Offering may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of the Initial Public Offering, our shareholders prior to the Initial Public Offering owns founder shares and EBC founder shares representing 25% of our issued and outstanding ordinary shares (excluding the private shares and assuming they do not purchase any units in the Initial Public Offering). Simultaneously with the closing of the Initial Public Offering, we have issued 380,000 private units to our Sponsor and EBC and their designees. Accordingly, our shareholders prior to the Initial Public Offering and their affiliates may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our shareholders prior to the Initial Public Offering purchase any units in the Initial Public Offering or if they purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

Post Business Combination Risks

Subsequent to the completion of our business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations and payment methods, demand for product enhancements, new product features, and changing business needs, requirements or preferences, our products may become less competitive.

Regardless of our target business’ industry, it will likely be subject to ongoing technological change, evolving industry standards, changing regulations, and changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis, including launching new products and services. The success of any new product and service, or any enhancements, features, or modifications to existing products and services, depends on several factors, including the timely completion, introduction, and market acceptance of such products and services, enhancements, modifications, and new product features. If we are unable to enhance our products or develop new products that keep pace with technological and regulatory change and changes in customer preferences and achieve market acceptance, or if new technologies emerge that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently, or more securely than our products, our business, operating results and financial condition would be adversely affected. Furthermore, modifications to our existing platform, products, or technology will increase our research and development expenses. Any failure of our products and services to operate effectively could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Technology platforms may not operate properly or as we expect it to operate.

Technology platforms are expensive and complex and their continuous development, maintenance and operation may entail unforeseen difficulties including material performance problems or undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may not be able to provide any products or services. Errors could also cause customer dissatisfaction with us, which could cause customers to stop purchasing or working with us. Any of these eventualities could result in a material adverse effect on our business, results of operations and financial condition.

New or changing technologies, could cause a disruption in our business model, which may materially impact our results of operations and financial condition.

If we fail to anticipate the impact on our business of changing technology, our ability to successfully operate may be materially impaired. Our business could also be affected by potential technological changes. Such changes could disrupt the demand for products from current customers, create coverage issues or impact the frequency or severity of losses, or reduce the size of the ultimate market, causing our business to decline. We may not be able to respond effectively to these changes, which could have a material effect on our results of operations and financial condition.

We may face additional and distinctive risks if we acquire a business in certain industries, such as technology.

Business combinations with businesses in certain industries, such as technology, may involve special considerations and risks. If we complete our business combination with a technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If we are unable to keep pace with evolving technology and changes in the technology services industry, our revenues and future prospects may decline;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology businesses. Accordingly, if we acquire a target business in another industry, we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Risks Related to Acquiring and Operating a Business Outside of the United States

While we intend to focus on companies located in the United States, we may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

We may not be able to complete a business combination with a U.S. target company since such business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our Sponsor is a Cayman Islands limited liability company, and is controlled by our Chairman and Chief Executive Officer, who is a citizen of France. Our business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed business combination, impose conditions with respect to such business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment.

If our management following our business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

General Risk Factors

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States. As a result, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited. You should consider these factors carefully before deciding whether to invest in our securities.

We have been advised by Appleby (Cayman) Ltd., our Cayman Islands legal counsel, that it is uncertain whether the courts of the Cayman Islands will allow shareholders of our company to originate actions in the Cayman Islands based upon securities laws of the U.S. In addition, there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands exempted company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits of the underlying dispute based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, was not obtained by fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). The courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. These governing bodies may seek to change laws and regulations, as well as adopt new policies, including tariffs and other economic policies, that could negatively impact us or a target business with which we seek to consummate a business combination. We will also be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time in the future and those changes could have a material adverse effect on our business, investments and results of operations and ability to consummate our business combination. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our business combination and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held in demand deposit or cash accounts or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk may increase the longer that we hold investments in the Trust Account, we may, at any time (and will no later than 21 months from the closing of the Initial Public Offering) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account. The interest we earn on such funds may be less than if we kept them invested as indicated above.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify (A) the substance or timing of our obligation to allow redemption in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 21 months from the closing of the Initial Public Offering, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; or (iii) absent a business combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were to be found to be operating as an unregistered investment company, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. As a result, if we were to wind down our operations as a result of our change in status, this would have several negative consequences, including, but not limited to, loss of an investment opportunity in a target company, loss of any price appreciation in a combined company, and the rights will expire worthless.

Additionally, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors in this section. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that the Company may be considered to be operating as an unregistered investment company.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

As indicated above, we have 21 months from the closing of the Initial Public Offering to consummate a business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Initial Public Offering and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate a business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

Our rights agreement designates the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, as applicable, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such right holder in any such action brought in such court to enforce the forum provisions by service upon such right holder’s counsel in the foreign action as agent for such right holder.

This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Right holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may not hold an annual meeting of shareholders until after the consummation of our business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting of shareholders until no later than one year after our first fiscal year end following our listing on NASDAQ. There is no requirement under the Companies Act for us to hold annual or general meetings of shareholders to appoint directors. Accordingly, until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Accordingly, you may not have any say in the management of our company prior to the consummation of a business combination.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our Initial Public Offering.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 4 Rue Murillo, Paris France 75008. The cost for this space is included in the $10,000 per month fee. Pursuant to an administrative services agreement, dated October 23, 2025, between the Company and the Sponsor (the “Administrative Services Agreement”), until the completion of our initial business combination or liquidation, we will pay a monthly fee of $10,000 to our Sponsor for secretarial and administrative services.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Global Market. Each of our units consists of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of a business combination, and, commencing on October 24, 2025, trades on the Nasdaq Global Market under the symbol “LAFAU.” The Ordinary Shares and Rights underlying our units are trading separately on the Nasdaq Global Market under the symbols “LAFA” and “LAFAR,” respectively.

Holders of Record

On March 2, 2026, there were 4 holders of record of our Units, 5 holders of record of our Ordinary Shares, and 1 holder of record of our Rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, the ability to pay such dividends in kind at the combined company’s option may result in dilution to existing shareholders. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of underwriters’ over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of an aggregate of 380,000 Private Placement Units to the Sponsor and EBC (and its affiliates or permitted assignees) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,800,000. Transaction costs amounted to $6,731,306, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

Following the closing of the Initial Public Offering, on October 27, 2025, a total of $115,000,000 of the net proceeds from the Initial Public Offering and the Private Placement was placed in the Trust Account, with Continental acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $554,273, which consists of interest earned on marketable securities held in Trust Account of $779,876, offset by formation, general and administrative costs of $225,603.

For the period from June 7, 2024 (inception) through December 31, 2024, we had a net loss of $8,004, which consists of formation, general and administrative costs.

Liquidity and Capital Resources

On October 27, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 380,000 the Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EBC, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,800,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the units, a total of $115,000,000 was placed in the Trust Account. We incurred $6,731,306 of transaction expenses, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

For the year ended December 31, 2025, net cash used in operating activities was $351,873. Net income of $554,273 was affected by interest earned on marketable securities held in in Trust Account of $779,876. Changes in operating assets and liabilities used $126,270 of cash from operating activities.

For the period from June 7, 2024 (inception) through December 31, 2024, net cash used in operating activities was $0. Net loss of $8,004 was offset by payment of formation costs through advances from related party.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. The Company has the completion window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Christophe Charlier	53	Chairman and Chief Executive Officer
Jennifer Calabrese	55	Chief Financial Officer
Greg Parsons	53	Director
Trent Stedman	55	Director
Eszter Farkas	46	Director

Christophe Charlier has served as our Chairman and Chief Executive Officer since May 2025. Mr. Charlier is an international financier with 30 years of experience in investment banking, private equity and international management. Mr. Charlier has served on the board of directors of Tavia Acquisition Corp., a special purpose acquisition company seeking to consummate a business combination, since its initial public offering in December 2024. He previously served on the board of Oxus Acquisition Corp., another special purpose acquisition company, from September 2021 until the completion of its business combination with Borealis Foods Inc. in February 2024. He has served as an independent director of La Française de l’Energie, a publicly held French clean energy production company, since April 2016 and chairman of Pure Grass Films, a UK-based film and TV series production company, since 2012. He served as a co-Chairman of Tingo Inc. (l/k/a Agri-Fintech Holdings, Inc.) (“Tingo Inc.”), an African fintech company, from September 2021 until his resignation in April 2023. Mr. Charlier served as Chairman of the Board of directors of Renaissance Capital, an investment bank focused on emerging and frontier markets, from April 2017 to March 2020. As Chairman, Mr. Charlier coordinated the work of Renaissance Capital’s Board of directors and oversaw strategic development, the global brand, and relationships with key clients and stakeholders globally. Previously, Mr. Charlier served as deputy CEO of Onexim Group, a private equity fund based in Moscow, from September 2008 to June 2014. In this capacity, he served on the boards of directors of several of Russia’s largest companies including several that were listed on international exchanges. He also acted as chairman of the NBA’s Brooklyn Nets franchise from 2010 to 2014. Prior to that, from February 2002 to March 2004, Mr. Charlier was director of strategic development of Norilsk Nickel, a publicly held Russian company, leading its acquisition of strategic stakes in Stillwater Mining Company and Gold Fields and actively participating in the acquisitions which led to the creation of Polyus Gold. He started his investment banking career in 1995 at JPMorgan in the M&A Group in New York. Mr. Charlier graduated cum laude in Finance from the Wharton School and in International Relations from the College of Arts & Sciences of the University of Pennsylvania in 1994.

On April 24, 2023, Mr. Charlier resigned as an independent director (including as co-Chairman) of Tingo Inc. In his resignation letter, a copy of which was filed by Tingo Inc. as an exhibit to the current report on Form 8-K it filed to report his resignation, Mr. Charlier expressed concerns regarding the company’s corporate governance practices and management, and indicated that he would not be in a position to approve the company’s Annual Report on Form 10-K for the year ended December 31, 2022. In October 2023, Mr. Charlier filed a lawsuit against Tingo Inc. and its Chief Executive Officer alleging, among other things, fraud and breach of contract for failing to pay Mr. Charlier cash and equity compensation owed to him for his prior service as a director. In December 2023 the SEC filed a complaint against Tingo Inc., its Chief Executive Officer and certain affiliated entities and obtained a temporary asset freeze and other emergency relief against the defendants, and in January 2024, the U.S. Attorney’s Office announced that it had unsealed an indictment against the Chief Executive Officer, charging him with securities fraud, among other things.

Jennifer Calabrese has served as our Chief Financial Officer since July 2025. Ms. Calabrese is the founder and CEO of CCL. Founded in 2012, CCL is a minority/woman-owned, full-service accounting and financial reporting advisory firm with over 50 employees, serving clients around the world. CCL specializes in SEC financial reporting, compliance, and consulting services to facilitate the reporting between auditors and public/private companies on behalf of clients.

Ms. Calabrese also serves as the Chief Financial Officer of Launchpad Streetlight Acquisition Corp., a special purpose acquisition company, since August 2025 and Athena Technology Acquisition Corp. II, a special purpose acquisition company which recently entered into a Business Combination Agreement with Ace Green Recycling, Inc., since July 2024. Ms. Calabrese also serves on the Audit Committee of Marpai, Inc., a company which provides administration services to self-insured employer groups across the United States, since December 2023. She previously spent several years working for publicly traded companies, serving as Corporate Controller, Director of Accounting and SEC Reporting, Executive Vice President of Finance and Chief Financial Officer.

Ms. Calabrese began her career in 1994 working at KPMG, LLP where she held numerous positions, including senior audit manager. She holds a B.B.A. in Accounting and a B.A. in Psychology from Hofstra University and earned her Master of Science in Accountancy from SUNY Polytechnic. Ms. Calabrese is a Certified Public Accountant, a Chartered Global Management Accountant, and a member of both The American Institute of Certified Public Accountants and The New York State Society of Certified Public Accountants. She is also a member of the Association of Latino Professionals for America and a Director on the Board of Trustees for Sacred Heart Academy, her high school alma mater.

Gregory Parsons serves as one of our independent directors. Mr. Parsons is a seasoned financial services executive and investor with over 25 years of experience across investment management, capital markets, telecommunications and emerging markets. His career spans leadership roles in public and private markets, with deep domain expertise in institutional asset management, broker-dealer operations, and veteran-focused economic initiatives.

Mr. Parsons has served as Chief Executive Officer of CAVU Securities, a FINRA-registered, minority- and veteran-owned broker-dealer delivering cash management, capital markets, advisory, and fund distribution solutions to institutional clients, since 2013. Under his leadership, CAVU has expanded its strategic partnerships and grown its impact-oriented platform serving Fortune 500 companies, leading asset managers, and federal agencies.

Prior to CAVU, in 2008, Mr. Parsons founded and led Semper Capital Management, a fixed income asset manager specializing in mortgage- and asset-backed securities. During his tenure, the firm grew into a leading credit manager, achieving consistent outperformance and serving a global institutional client base. Mr. Parsons was responsible for strategic direction, client development, and product innovation.

He has SPAC leadership experience in a public company context, having previously served as an independent director and Chair of the Audit Committee for Lerer Hippeau Acquisition Corp., a NASDAQ-listed blank-check company that was originally focused on technology-enabled businesses. Lerer Hippeau Acquisition Corp. was unable to consummate an initial business combination and was forced to dissolve and liquidate in 2023.

Earlier in his career, Mr. Parsons served as an Associate Principal at McKinsey & Company, where he advised financial institutions on corporate strategy, risk, and operations. He began his professional journey as an Infantry Officer in the United States Marine Corps, where he was awarded the Navy and Marine Corps Commendation Medal for leadership and service.

Mr. Parsons is actively engaged in public and philanthropic service. He is the founder of the Semper True North Foundation, a platform focused on veteran transition and empowerment. He also serves on the Board of Directors of the Marine Corps Scholarship Foundation and is a National Trustee of the Boys & Girls Clubs of America.

Mr. Parsons earned an A.B. from Princeton University in 1994.

Trent Stedman serves as one of our independent directors. Mr. Stedman has been an institutional investor for 30 years, managing private credit and public equity funds following a formative experience as an investment principal with an early private equity leader.

Since June 2019, Mr. Stedman has managed Columbia Pacific Business Finance Fund, LLC (“CPBF”), a direct lender focused on non-PE sponsor owned middle market and lower middle market businesses seeking capital to support transformative organic and inorganic growth initiatives. CPBF invests throughout the United States and has financed companies in a range of industries, including software and hardware technology, logistics, HVAC/MEP, healthcare, gaming, hospitality, and payment processing. Mr. Stedman joined Columbia Pacific Advisors in 2013 and also has led initiatives in UK structured finance and US public equities.

From July 2004 through March 2013, Mr. Stedman managed New Vernon Aegir Fund (fka New Vernon North American Opportunity Fund), a long-short equity hedge fund focused on investment opportunities in public companies listed in North America.

From December 1995 through June 2004, Mr. Stedman was an associate then principal on the investment team at Centre Partners Management LLC (“Centre Partners”). During his time at Centre Partners, Mr. Stedman’s teams originated, managed, and exited investments of various Centre Partners and Corporate Partners private equity funds, focused primarily on acquisitions and growth capital investments in middle market businesses based in North America.

Mr. Stedman began his finance career at Merrill Lynch in 1993, where he was an investment banking analyst in the Special Advisory Services group, in which he focused on structured corporate finance and mergers and acquisitions transactions with Fortune 100 companies. Mr. Stedman graduated magna cum laude from the Wharton School of the University of Pennsylvania in 1993.

Eszter Farkas serves as one of our independent directors. Since March 2025 Ms. Farkas has served as Managing Partner of A Different Fund, an investment vehicle she founded. Prior to that, from May 2019 to March 2025 she held various positions with Unite USA Inc., a healthcare technology company, including Chief Operating Officer from January 2023 to December 2024, Chief Financial Officer from January 2022 to January 2023, Chief Strategy Officer from September 2021 to January 2023, and Senior Vice President Corporate Development and Chief Legal Officer from May 2019 to September 2021. She also served on its board of directors from March 2021 to March 2025.

Previously, she was co-founder and partner of Farkas & Neurman PLLC, a business law firm, from 2013 to 2019, and an associate specializing in public mergers and acquisitions at Cleary Gottlieb Steen & Hamilton LLP. Ms. Farkas earned a Bachelor or Arts from Duke University and a Juris Doctor from the University of Michigan.

Other SPAC Experience

Our Chairman and Chief Executive Officer, Mr. Charlier, currently serves as an independent director of Tavia Acquisition Corp.

Tavia Acquisition Corp.    Tavia Acquisition Corp. (Tavia) is a blank check Cayman Islands exempted company formed in March 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Tavia raised $100 million in its initial public offering in December 2024 and is seeking to but has not yet consummated a business combination. While Tavia will consider opportunities in any industry, it is strategically positioned to capitalize on transformative opportunities, focusing on sectors that are pivotal to advancing sustainability and innovation. Its investment thesis prioritizes target businesses primarily in North America and Europe, with a keen interest in new energy businesses, circular economy initiatives, and innovative agricultural and food technologies. These sectors are targeted based on their potential to respond to evolving environmental challenges, demographic shifts, and the transition towards sustainable practices.

Our Chairman and Chief Executive Officer, Mr. Charlier, previously served as an independent director of Oxus Acquisition Corp.

Oxus Acquisition Corp.    Oxus Acquisition Corp. (Oxus) was formed as a blank check Cayman Islands exempted company incorporated as a Cayman Islands exempted company for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Oxus completed a merger with Borealis Foods in February 2024.

Our Chief Financial Officer, Ms. Calabrese, currently serves as the Chief Financial Officer of Launchpad Streetlight Acquisition Corp.

Launchpad Streetlight Acquisition Corp.    Launchpad Streetlight Acquisition Corp. is a special purpose acquisition company.

Our Chief Financial Officer, Ms. Calabrese, currently serves as the Chief Financial Officer of Athena Technology Acquisition Corp. II.

Athena Technology Acquisition Corp. II.    Athena Technology Acquisition Corp. II is a special purpose acquisition company which recently entered into a Business Combination Agreement with Ace Green Recycling, Inc.

Additionally, through her affiliation with Calabrese Consulting LLC, Ms. Calabrese has provided accounting and financial reporting advisory services to numerous special purpose acquisition companies as part of its regular business activities.

One of our independent directors, Mr. Parsons, served as independent director and Chair of the Audit Committee for Lerer Hippeau Acquisition Corp.

Lerer Hippeau Acquisition Corp. was formed as a Delaware blank check company for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Lerer Hippeau Acquisition Corp. was unable to consummate an initial business combination and in 2023 determined to dissolve and liquidate.

Past performance by our management team is not a guarantee either (i) that we will be able to locate a suitable candidate for our business combination or (ii) of success with respect to any business combination we may consummate. Other than as set forth above, our officers and directors have not had management experience with special purpose acquisition companies in the past.

Number and Terms of Office of Officers and Directors

We currently have four directors. The term of office of the directors will expire on the earlier of 21 months, the date of our first annual meeting of shareholders, and the closing of the initial business combination. We may not hold an annual meeting of shareholders until after we consummate our business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Gregory Parsons, Trent Stedman and Eszter Farkas are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Gregory Parsons, Trent Stedman and Eszter Farkas serve as members of our audit committee, with Mr. Stedman serving as the chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. However, a minority of the members of the audit committee may be exempt from the heightened audit committee independence standards for one year from the date of effectiveness of the registration statement. Three meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Stedman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Gregory Parsons, Trent Stedman and Eszter Farkas serve as members of our compensation committee, with Ms. Farkas serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which the annual report is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of the annual report entitled “Where You Can Find Additional Information.”

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Certain members of our management team have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for other special purpose acquisition companies to such special purpose acquisition company. Our Chairman and Chief Executive Officer, Mr. Charlier, currently serves as an independent director of Tavia Acquisition Corp, which is also a special purpose acquisition company actively seeking to effect a business combination. Mr. Charlier has fiduciary and contractual obligations to Tavia Acquisition Corp. There may be overlap between companies that would be a suitable business combination for us and companies that would be a suitable target for Tavia Acquisition Corp. Accordingly, Mr. Charlier’s obligations to Tavia Acquisition Corp. may present a material conflict of interest. For more information on Tavia Acquisition Corp., including on its investment strategy, see the sections titled “ — Other SPAC Experience.” Mr. Charlier also has fiduciary obligations to La Française de l’Energie, a publicly held French clean energy production company for which he serves as an independent director, and Pure Grass Films, a UK-based film and TV series production company, for which he serves as chairman. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Members of our management team directly or indirectly own founder shares and, accordingly may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.

●	The per share price that the members of management team paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

●	In the event we do not consummate a business combination within the completion window, the founder shares, the rights, the private units, and their underlying securities will expire worthless, which could create an incentive for our officers and directors to complete any transaction, regardless of its ultimate value.

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

●	Our shareholders prior to the Initial Public Offering have agreed to waive their redemption rights with respect to any founder shares, EBC founder shares, private shares and any public shares held by them in connection with the consummation of our business combination. Additionally, they have agreed to waive their redemption rights with respect to any founder shares, EBC founder shares and private shares held by them if we fail to consummate our business combination within 18 months from the closing of the Initial Public Offering. If we do not complete our business combination within such applicable time period, the funds held in the Trust Account will be used to fund the redemption of only our public shares, and the private units and underlying securities will not be redeemed. The founder shares will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the business combination, or earlier, if, subsequent to our business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own ordinary shares and rights following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

●	Our initial shareholders may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial shareholders, officers, directors or their affiliates to finance transaction costs in connection with an intended business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement.

●	We will reimburse our Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space and administrative support made available to us, as described elsewhere in the annual report.

●	Upon consummation of the Initial Public Offering, we will repay $150,000 in loans made to us by our Sponsor and EBC Holdings to cover a portion of the expenses of the Initial Public Offering. Additionally, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing a business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our Sponsor and its affiliates on one hand, and purchasers in the Initial Public Offering on the other.

●	Pursuant to a consultant agreement between us and Jennifer Calabrese, we have agreed to pay Ms. Calabrese a monthly fee of $4,000 to serve as our Chief Financial Officer, for a term that commenced on July 9, 2025 and will continue until the completion of our initial business combination (unless earlier terminated by either party). In addition, our Sponsor has agreed to transfer 30,000 founder shares to Ms. Calabrese upon the completion of our initial business combination. We will also pay customary fees to Calabrese Consulting, an affiliate of Ms. Calabrese, for assistance with the preparation of our financial statements, pursuant to an engagement letter.

Additionally, EBC will be entitled to receive underwriting discounts and commissions of $2,300,000 upon the closing of the Initial Public Offering, deferred underwriting commissions of $4,025,000 upon consummation of our business combination and such other fees as we may agree upon with EBC in connection with any additional financial advisory, placement agency or other similar investment banking services it may provide to us in the future.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of Cayman Islands are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

We are not prohibited from pursuing a business combination with a business combination target that is affiliated with our initial shareholders, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. Our underwriting agreement with EBC and our amended and restated memorandum and articles of association provide that in such a circumstance we would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not otherwise required to obtain such an opinion, so long as our board of directors believes that our directors have the financial skills and background to conclude that is business combination is fair from a financial perspective.

In the event that we submit our business combination to our shareholders for a vote, our initial shareholders have agreed to vote any founder shares and private shares held by them and any public shares purchased during or after the offering in favor of our business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a business combination.

We believe that these provisions, the insurance, and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the following late filing: a Form 3 for Trent Stedman filed on November 26, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Pursuant to a consultant agreement between us and Jennifer Calabrese, we have agreed to pay Ms. Calabrese a monthly fee of $4,000 to serve as our Chief Financial Officer, for a term that commenced on July 9, 2025 and will continue until the completion of our initial business combination (unless earlier terminated by either party). We will also pay customary fees to Calabrese Consulting, an affiliate of Ms. Calabrese, for assistance with the preparation of our financial statements, pursuant to an engagement letter. In addition, our Sponsor has agreed to transfer 30,000 founder shares to Ms. Calabrese upon the completion of our initial business combination. Other than the foregoing, none of our officers or directors has received any cash compensation for services rendered to us and no compensation was awarded to, earned by, or paid to our executive officers or directors. Prior to or in connection with the completion of our business combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of customary finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our business combination, will be paid only from funds held outside the Trust Account. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Clawback Policy

On March 9, 2026, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, and as adjusted to reflect the sale of our ordinary shares included in the units offered by this Annual Report, and assuming no purchase of units in the Initial Public Offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Ordinary Shares
LaFayette Sponsor LLC	2,805,952	(3)	17.9%
Christophe Charlier (2)	2,805,952	(3)	17.9%
Jennifer Calabrese (3)	-		-
Gregory Parsons	30,000		*
Trent Stedman	30,000		*
Eszter Farkas	30,000		*
All officers and directors as a group (five individuals)	2,895,952		18.4%

*	Indicates less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LaFayette Acquisition Corp., 4 Rue Murillo, Paris, France 75008.

(2)	LaFayette Sponsor LLC is the record holder of the shares reported herein. Mr. Charlier controls the management of the Sponsor, including the exercise of voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Mr. Charlier disclaims any beneficial ownership of any shares held by the Sponsor except to the extent of his pecuniary interest therein. Includes 30,000 founder shares that our Sponsor has agreed to transfer to Ms. Calabrese upon the completion of an initial business combination..

(3)	Consists of 2,561,666 founder shares and 244,286 private shares included as part of the Private Placement Units..

Because of our initial shareholders’ ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including approval of our initial business combination.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination, (B) not to redeem any shares owned by them in connection with a shareholder vote to approve a proposed initial business combination or amendment to our amended and restated memorandum and articles of association prior thereto and (C) wto waive liquidation rights with respect to their founder shares.

Our Sponsor and its controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 7, 2024, we issued an aggregate of 2,875,000 ordinary shares to EBC Holdings for an aggregate purchase price of $5,000. We subsequently effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. On June 30, 2025, EBC Holdings transferred an aggregate of 2,651,666 ordinary shares to our Sponsor for an aggregate purchase price of approximately $3,459, or approximately $0.001 per share, the same per-share purchase price originally paid by EBC Holdings for such shares. As a result of the foregoing transfer, EBC Holdings retained an aggregate of 1,181,667 EBC founder shares. Prior to the offering, our Sponsor transferred an aggregate of 90,000 shares to our directors and our Sponsor has agreed to transfer an aggregate of 30,000 shares to our Chief Financial Officer upon consummation of an initial business combination.

Our Sponsor has purchased an aggregate of 244,286 private units for a purchase price of $10.00 per unit in a private placement that will occur simultaneously with the closing of the Initial Public Offering. In addition, EBC has and/or its designees have purchased an aggregate of 135,714 private units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each private unit consists of one ordinary share and one private right. The private units sold in the private placement (including the ordinary shares, private rights, and ordinary shares issuable upon conversion of private rights included in such private units) and the working capital units that may be issued upon conversion of working capital loans (including the ordinary shares, private rights, and ordinary shares issuable upon conversion of private rights included in such private units) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor and EBC Holdings have loaned us an aggregate of $150,000 to be used for a portion of the expenses of this offering. These loans were non-interest bearing, unsecured and were due at the closing of the Initial Public Offering. The loans were repaid upon the closing of the Initial Publi Offering out of the offering proceeds not held in the Trust Account. The value of our Sponsor and EBC’s and/or their respective affiliates’ interest in this transaction corresponds to the principal amount outstanding under any such loan.

Sponsor has agreed that, commencing on the effective date of our registration statement for the Initial Public Offering through the earlier of our consummation of our business combination or the liquidation of the Trust Account, it (or an affiliate thereof) will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. We believe, based on rents and fees for similar services, that these fees are at least as favorable as we could have obtained from an unaffiliated person.

Prior to or in connection with the completion of our business combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of customary finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our business combination, will be paid only from funds held outside the Trust Account.

Pursuant to a consultant agreement between us and Jennifer Calabrese, we have agreed to pay Ms. Calabrese a monthly fee of $4,000 to serve as our Chief Financial Officer, for a term that commenced on July 9, 2025 and will continue until the completion of our initial business combination (unless earlier terminated by either party). In addition, our Sponsor has agreed to transfer 30,000 founder shares to Ms. Calabrese upon the completion of our initial business combination. We will also pay customary fees to Calabrese Consulting, an affiliate of Ms. Calabrese, for assistance with the preparation of our financial statements, pursuant to an engagement letter.

In addition, in order to finance transaction costs in connection with an intended business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement. Except as set forth above, the terms of such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our initial shareholders, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account, but if we do, we will request such lender to provide a waiver against any and all rights to seek access to funds in our Trust Account.

EBC will be entitled to receive underwriting discounts and commissions of $2,300,000 upon the closing of the Initial Public Offering, deferred underwriting commissions of $4,025,000 upon consummation of our business combination and such other fees as we may agree upon with EBC in connection with any additional financial advisory, placement agency or other similar investment banking services it may provide to us in the future.

After our business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the general meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

We have entered into a registration rights agreement with respect to the founder shares, EBC founder shares, private units, working capital units (if any) and their underlying securities.

Our initial shareholders, existing officers, directors or any of their respective affiliates will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we adopted is filed as an exhibit to the registration statement of which this prospectus is a part.

In addition, our audit committee, pursuant to a written charter that we adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, our underwriting agreement with EBC and our amended and restated memorandum and articles of association provide that we will not to consummate any business combination with an entity that is affiliated with any of our initial shareholders, unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our business combination is fair to our company from a financial point of view.

We are not prohibited from paying any fees (including consulting or advisory fees), reimbursements or cash payments to our initial shareholders or their affiliates, for services rendered to us prior to or in connection with the completion of our business combination, including the following payments, all of which, if made prior to the completion of our business combination, will be paid from funds held outside the Trust Account or from funds held outside the Trust Account:

●	Repayment of an aggregate of $150,000 in loans made to us by our Sponsor and EBC Holdings.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing a business combination.

●	Payment of customary consulting, success or finder fees in connection with the consummation of our business combination.

●	Repayment of non-interest bearing loans which may be made by our initial shareholders or their affiliates to finance transaction or other costs in connection with an intended business combination. Up to $1,500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units sold in the private placement. Other than as described above, no terms have been determined with respect to such loans and no written agreements have been entered into with respect to any such loans.

●	Payment to Sponsor or an affiliate thereof of $10,000 per month for office space, secretarial and administrative services.

●	Payment to Jennifer Calabrese of $4,000 per month for serving as our Chief Financial Officer and payment of customary fees to Calabrese Consulting for assistance with the preparation of our financial statements, pursuant to an engagement letter.

●	Payment to EBC of its underwriting discounts and commissions, fees for any financial advisory, placement agency or other similar investment banking services EBC may provide to us in the future, including in connection with the closing of our business combination, and reimbursement of any out-of-pocket expenses incurred by EBC in connection with the performance of such services.

●	Payment of customary transfer agent, rights agent, trustee, and escrow agent fees paid to Continental, the president of which is an investor in a member of our Sponsor

Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Greg Parsons, Trent Stedman and Eszter Farkas are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $130,440 and $0, respectively, for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $5,250 and $0, respectively, for the services Withum performed in connection with tax compliance.

All Other Fees. During year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-17

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company, dated October 23, 2025.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Right Certificate.
4.5*	Description of Securities of the Registrant
10.1(2)	Investment Management Trust Agreement, dated October 23, 2025, between the Company and Continental.
10.2(2)	Private Placement Units Purchase Agreement, dated October 23, 2025, between the Company and Sponsor
10.3(1)	Private Placement Unit Purchase Agreement, dated October 23, 2025, between the Company and EBC
10.4(1)	Registration Rights Agreement, dated October 23, 2025, among the Company, the Sponsor and certain securityholders.
10.5(1)	Administrative Services Agreement, dated October 23, 2025, between the Company and the Sponsor.
10.6(1)	Share Escrow Agreement, dated October 23, 2025, by and among Company, Continental and certain security holders.
10.7(1)	Letter Agreement, dated October 23, 2025, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.8(1)	Form of Indemnity Agreement.
10.9(1)	Underwriting Agreement, dated October 23, 2025, between the Company and EarlyBirdCapital, Inc.
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-290054), filed with the SEC on October 3, 2025.

ITEM 16. FORM 10-K SUMMARY

None

LAFAYETTE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Lafayette Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lafayette Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2025 and period June 7, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Lafayette Acquisition Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the for the year then ended December 31, 2025 and period June 7, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York
March 10, 2026

PCAOB ID Number 100

LAFAYETTE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash	$813,817	$	―
Prepaid expenses	15,435		―
Prepaid insurance	75,000		―
Total current assets	904,252		―

Long-term prepaid insurance	60,685		―
Marketable securities held in Trust Account	115,779,876		―
Deferred offering costs	―		13,678
Total Assets	$116,744,813		$13,678

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$24,850	$	―
Accrued offering costs	75,000		369
Advances from related party	―		16,313
Total current liabilities	99,850		16,682
Deferred underwriting fee	4,025,000		―
Total Liabilities	4,124,850		16,682

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 and no shares at redemption value of $10.07 and $0 per share at December 31, 2025 and 2024, respectively	115,779,876		―

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at December 31, 2025 and 2024	—		—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,213,333 and 3,833,333 shares issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption)(1)(2) at December 31, 2025 and 2024, respectively	421		383
Additional paid-in capital	—		4,617
Accumulated deficit	(3,160,334)		(8,004)
Total Shareholders’ Deficit	(3,159,913)		(3,004)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$116,744,813		$13,678

(1)	On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented (See Note 5).
(2)	Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture (See Notes 5 and 7).

The accompanying notes are an integral part of these financial statements.

LAFAYETTE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from June 7, 2024 (inception) through December 31, 2024
Formation, general and administrative costs	$225,603	$8,004
Loss from operations	(225,603)	(8,004)

Other income:
Interest earned on marketable securities held in Trust Account	779,876	—
Total other income	779,876	—
Net income (loss)	$554,273	$(8,004)
Weighted average shares outstanding, Class A ordinary shares	2,079,452	—
Basic net income per share, Class A ordinary shares	$0.10	$—
Weighted average shares outstanding, Class A ordinary shares	2,079,452	—
Diluted net income per share, Class A ordinary shares	$0.10	$—
Weighted average shares outstanding, Class B ordinary shares	3,423,744	3,333,333
Basic net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)
Weighted average shares outstanding, Class B ordinary shares	3,459,360	3,333,333
Diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.00)

The accompanying notes are an integral part of these financial statements.

LAFAYETTE ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 7, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 7, 2024 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares	3,833,333	383	4,617	—	5,000

Net loss	—	—	—	(8,004)	(8,004)

Balance — December 31, 2024	3,833,333	383	4,617	(8,004)	(3,004)

Accretion for Class A ordinary shares to redemption amount	—	—	(5,805,622)	(3,706,603)	(9,512,225)

Sale of 380,000 Private Placement Units	380,000	38	3,799,962	—	3,800,000

Fair value of rights included in Public units	—	—	2,139,000	—	2,139,000

Allocated value of transaction costs to Class A shares	—	—	(137,957)	—	(137,957)

Net income	—	—	—	554,273	554,273

Balance — December 31, 2025	4,213,333	$421	$—	$(3,160,334)	$(3,159,913)

The accompanying notes are an integral part of these financial statements.

LAFAYETTE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from June 7, 2024 (inception) through December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$554,273	$(8,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through advances from related party	—	8,004
Interest earned on marketable securities held in Trust Account	(779,876)	—
Changes in operating assets and liabilities:
Prepaid expenses	(15,435)	—
Prepaid insurance	(75,000)	—
Long-term prepaid insurance	(60,685)	—
Accounts payable and accrued liabilities	24,850	—
Net cash used in operating activities	(351,873)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(115,000,000)	—
Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placement Units	3,800,000	—
Proceeds from promissory note – related party	133,318	—
Repayment of promissory note - related party	(150,000)	—
Payments of offering costs	(317,628)	—
Net cash provided by financing activities	116,165,690	—

Net Change in Cash	813,817	—
Cash – Beginning of period	—	—
Cash – End of period	$813,817	$—
Non-Cash financing activities:
Offering costs included in accrued offering costs	$74,631	$369
Deferred offering costs paid through advances from related party	$—	$8,309
Deferred offering costs paid by Sponsor in exchange for the issuance of ordinary shares	$—	$5,000
Deferred underwriting fee payable	$4,025,000	$—
Conversion of advances and short-term promissory notes to long-term promissory notes	$16,682	$—

The accompanying notes are an integral part of these financial statements.

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through December 31, 2025 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the ordinary share included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 380,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to LaFayette Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,800,000.

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

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

The Company has until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor and EBC of up to $150,000 ($75,000 each) (see Note 5). As of December 31, 2025, the Company had $813,817 in cash and had a working capital of $804,402.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the completion window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company (cont.)

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

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $813,817 in cash and no cash equivalents as of December 31, 2025. The Company had no cash or cash equivalents as of December 31, 2024.

Marketable Securities Held in Trust Account

As of December 31, 2025 and 2024, the assets held in the Trust Account, amounted to $115,779,876 and $0, respectively. As of December 31, 2025, all the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,139,000)
Public Shares issuance costs	(6,593,349)
Plus:
Remeasurement of carrying value to redemption value	9,512,225
Ordinary shares subject to possible redemption, December 31, 2025	$115,779,876

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, prorate, allocating the Initial Public Offering proceeds to the assigned value of the rights and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as Public Rights and Private Placement Rights after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes (cont.)

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 11,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2025 and for the period from June 7, 2024 (inception) through December 31, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Year Ended December 31,		For the Period from June 7, 2024 (inception) through December 31,
	2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$209,439	$344,834	$—	$(8,004)
Denominator:
Weighted-average shares outstanding	2,079,452	3,423,744	—	3,333,333
Basic net income (loss) per ordinary share	$0.10	$0.10	$—	$(0.00)

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

(cont.)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Ordinary Share (cont.)

	For the Year Ended December 31,		For the Period from June 7, 2024 (inception) through December 31,
	2025		2024
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$208,092	$346,181	$—	$(8,004)
Denominator:
Weighted-average shares outstanding	2,079,452	3,459,360	—	3,333,333
Diluted net income (loss) per ordinary share	$0.10	$0.10	$—	$(0.00)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering on October 27, 2025, the Sponsor and EBC purchased an aggregate of 380,000 Private Placement Units (244,286 Private Placement Units were purchased by the Sponsor and 135,714 Private Placement Units were purchased by EBC at a price of $10.00 per unit, generating gross proceeds of $3,800,000. Each Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities are not transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5 — RELATED PARTIES

Founder Shares

On June 7, 2024, the Company issued an aggregate of 2,875,000 ordinary shares to EBC Holdings, Inc. (“EBC Holdings”) for an aggregate purchase price of $5,000, or approximately $0.001 per share. On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 ordinary shares outstanding. All share and per share information has been retroactively presented. On June 30, 2025, EBC Holdings transferred an aggregate of 2,651,666 ordinary shares to the Sponsor for an aggregate purchase price of approximately $3,459, or approximately $0.001 per share, the same per-share purchase price originally paid by EBC Holdings for such shares. As a result of the transfer, EBC Holdings retained an aggregate of 1,181,667 EBC Founder Shares. Up to 500,000 of such Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture.

On September 18, 2025, the Sponsor assigned and transferred an aggregate of 90,000 Founder Shares to the three independent directors of the Company (30,000 each) in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 18, 2025 was $156,960 or $1.744 per share. The Company established the initial fair value Founder Shares on September 18, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

On June 30, 2025, the Sponsor and EBC Holdings entered agreements to loan the Company up to an aggregate of $150,000 ($75,000 each) to be used for a portion of the expenses of the Initial Public Offering. The loans are non-interest bearing, unsecured and due at the earlier of (i) December 31, 2025, (ii) the closing of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. At October 27, 2025, simultaneously with the closing of the Initial Public Offering, the Company has repaid its outstanding borrowings of $150,000 from the promissory note. Borrowings under the note is no longer available.

Advances from Related Party

The Sponsor and EBC Holdings paid for an additional $20,000 of expenses on behalf of the Company, in addition to the Promissory Note - Related Party. This amount was repaid on October 27, 2025, simultaneously with the closing of the Initial Public Offering.

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 5 — RELATED PARTIES (cont.)

Administration Fee

Commencing on October 22, 2025, the effective date of the registration statement relating to the Initial Public Offering, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the Trust Account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2025, the Company incurred and paid an expense of $22,258 under this agreement. For the period from June 7, 2024 (inception) through December 31, 2024, no amounts were incurred under this agreement.

Service Agreement

The Company has agreed, commencing on July 9, 2025, to pay its Chief Financial Officer (“CFO”) up to $4,000 per month for professional services as a CFO. In addition, should the Company complete a Business Combination, the CFO shall be paid a fee of 30,000 Founder Shares (“Success Fee”), which shall be assigned and transferred to the CFO by the Sponsor. Should the Company not complete a Business Combination, the Success Fee will not be due and payable. For the year ended December 31, 2025, the Company incurred and paid an expense of $8,000 of fees for these professional services. For the period from June 14, 2024 (inception) through December 31, 2024, no fees were incurred for these professional services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Underwriting Agreement (cont.)

The underwriters were paid in cash an underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount equal to 3.5% of the gross proceeds of the Initial Public Offering, or an aggregate of $4,025,000.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 4,213,333 and 3,833,333 ordinary shares issued and outstanding, excluding 11,500,000 and 0 shares, respectively, subject to possible redemption.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

LAFAYETTE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 8 — FAIR VALUE MEASUREMENTS (cont.)

The fair value of the Public Rights issued in the Initial Public Offering is $2,139,000, or $0.186 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights issued in the Initial Public Offering:

October 27, 2025
Unit price	$10.02
Stock price	$9.83
Pre-adjusted value per right	$0.98
Market adjustment(1)	19.0%

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Cash	$813,817	$—
Marketable securities held in Trust Account	$115,779,876	$—

	For the Year Ended December 31, 2025	For the Period from June 7, 2024 (inception) through December 31, 2024
Formation, general and administrative costs	$225,603	$8,004
Interest earned on marketable securities held in Trust Account	$779,876	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statement is issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAFAYETTE ACQUISITION CORP.

Dated: March 10, 2026	By:	/s/ Christophe Charlier
Christophe Charlier Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2026.

Signatures	Capacity in Which Signed

/s/ Christophe Charlier	Chairman and Chief Executive Officer
Christophe Charlier	(Principal Executive Officer)

/s/ Jennifer Calabrese	Chief Financial Officer
Jennifer Calabrese	(Principal Financial and Accounting Officer)

/s/ Greg Parsons	Director
Greg Parsons

/s/ Trent Stedman	Director
Trent Stedman

/s/ Eszter Farkas	Director
Eszter Farkas