Form 10-Q
period 2026-06-30
LaFayette Acquisition Corp.
filed 2026-08-14
CIK 2079106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 15,713,333 ordinary shares, $0.0001 par value, issued and outstanding.

LAFAYETTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$530,907	$813,817
Prepaid expenses	47,509	15,435
Prepaid insurance	85,191	75,000
Total current assets	663,607	904,252

Long-term prepaid insurance	5,954	60,685
Marketable securities held in Trust Account	117,837,040	115,779,876
Total Assets	$118,506,601	$116,744,813

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$55,724	$24,850
Accrued offering costs	75,000	75,000
Total current liabilities	130,724	99,850
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	4,155,724	4,124,850

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at redemption value of $10.25 and $10.07 per share at June 30, 2026 and December 31, 2025, respectively	117,837,040	115,779,876

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,213,333 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at June 30, 2026 and December 31, 2025	421	421
Additional paid-in capital	—	—
Accumulated deficit	(3,486,584)	(3,160,334)
Total Shareholders’ Deficit	(3,486,163)	(3,159,913)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$118,506,601	$116,744,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$143,590	$10,421	$326,250	$10,421
Loss from operations	(143,590)	(10,421)	(326,250)	(10,421)

Other income:
Interest earned on marketable securities held in Trust Account	1,034,576	—	2,057,164	—
Total other income	1,034,576	—	2,057,164	—

Net income (loss)	$890,986	$(10,421)	$1,730,914	$(10,421)

Basic and diluted weighted average redeemable ordinary shares outstanding	11,500,000	—	11,500,000	—
Basic and diluted net income per redeemable ordinary share	$0.06	$—	$0.11	$—
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,213,333	3,333,333	4,213,333	3,333,333
Basic and diluted net income per non-redeemable ordinary share	$0.06	$—	$0.11	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	4,213,333	$421	$—	$(3,160,334)	$(3,159,913)
Accretion for ordinary shares to redemption amount	—	—	—	(1,022,588)	(1,022,588)
Net income	—	—	—	839,928	839,928
Balance as of March 31, 2026	4,213,333	421	—	(3,342,994)	(3,342,573)
Accretion for ordinary shares to redemption amount	—	—	—	(1,034,576)	(1,034,576)
Net income	—	—	—	890,986	890,986
Balance as of June 30, 2026	4,213,333	$421	$—	$(3,486,584)	$(3,486,163)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,833,333	$383	$4,617	$(8,004)	$(3,004)
Net loss	—	—	—	—	—
Balance as of March 31, 2025	3,833,333	383	4,617	(8,004)	(3,004)
Net loss	—	—	—	(10,421)	(10,421)
Balance as of June 30, 2025	3,833,333	$383	$4,617	$(18,425)	$(13,425)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,730,914	$(10,421)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,057,164)	—
Changes in operating assets and liabilities:
Prepaid expenses	(32,074)	—
Prepaid insurance	(10,191)	—
Long-term prepaid insurance	54,731	—
Accounts payable and accrued expenses	30,874	10,421
Net cash used in operating activities	(282,910)	—

Net Change in Cash	(282,910)	—
Cash – Beginning of period	813,817	—
Cash – End of period	$530,907	$—
Non-Cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$50,649
Deferred offering costs paid through advances from related party	$—	$369

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 22, 2025. On October 27, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the ordinary share included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 380,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to LaFayette Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $3,800,000. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon consummation of an initial Business Combination.

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

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Liquidity and Going Concern Considerations

As of June 30, 2026, the Company had $530,907 in cash and had a working capital of $532,883.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $530,907 and $813,817 in cash as of June 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounted to $117,837,040 and $115,779,876, respectively. As of June 30, 2026 and December 31, 2025, all the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

JUNE 30, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,139,000)
Public Shares issuance costs	(6,593,349)
Plus:
Remeasurement of carrying value to redemption value	9,512,225
Ordinary shares subject to possible redemption, December 31, 2025	115,779,876
Plus:
Remeasurement of carrying value to redemption value	1,022,588
Ordinary shares subject to possible redemption, March 31, 2026	116,802,464
Plus:
Remeasurement of carrying value to redemption value	1,034,576
Ordinary shares subject to possible redemption, June 30, 2026	$117,837,040

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and rights, prorate, allocating the Initial Public Offering proceeds to the assigned value of the rights and to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as Public Rights and Private Placement Rights after management’s evaluation were accounted for under equity treatment.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income is shared pro rata to the ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the 1,188,000 ordinary shares issuable upon conversion of the rights issued in connection with the Initial Public Offering and the Private Placement because their issuance is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2026 and 2025. Accretion associated with the redeemable ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$652,079	$238,907	$—	$(10,421)	$1,266,791	$464,123	$—	$(10,421)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	4,213,333	—	3,333,333	11,500,000	4,213,333	—	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$—	$0.11	$0.11	$—	$—

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering on October 27, 2025, the Sponsor and EBC purchased an aggregate of 380,000 Private Placement Units (244,286 Private Placement Units were purchased by the Sponsor and 135,714 Private Placement Units were purchased by EBC) at a price of $10.00 per unit, generating gross proceeds of $3,800,000. Each Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities are not transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

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

On September 18, 2025, the Sponsor assigned and transferred an aggregate of 90,000 Founder Shares to the three independent directors of the Company (30,000 each) in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 18, 2025 was $156,960 or $1.744 per share. The Company established the initial fair value Founder Shares on September 18, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Administration Fee

Commencing on October 22, 2025, the effective date of the registration statement relating to the Initial Public Offering, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the Trust Account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2026, the Company incurred an expense of $30,000 and $60,000, respectively, under this agreement, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Service Agreement

The Company has agreed, commencing on July 9, 2025, to pay its Chief Financial Officer (“CFO”) up to $4,000 per month for professional services as a CFO. In addition, should the Company complete a Business Combination, the CFO shall be paid a fee of 30,000 Founder Shares (“Success Fee”), which shall be assigned and transferred to the CFO by the Sponsor. Should the Company not complete a Business Combination, the Success Fee will not be due and payable. For the three and six months ended June 30, 2026, the Company incurred an expense of $12,000 and $24,000, respectively, of fees for these professional services, of which $12,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Contingent Legal Fee

As of June 30, 2026, the Company had a total of $83,176 of contingent legal fees incurred to be paid to the Company’s legal advisors only upon the successful consummation of the Business Combination. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no liability has been recognized.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 4,213,333 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$117,837,040	$115,779,876

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

	June 30, 2026	December 31, 2025
Cash	$530,907	$813,817
Marketable securities held in Trust Account	$117,837,040	$115,779,876

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2026	2025	2026	2025
Formation, general and administrative costs	$143,590	$10,421	$326,250	$10,421
Interest earned on marketable securities held in Trust Account	$1,034,576	$—	$2,057,164	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $890,986, which consists of interest earned on marketable securities held in Trust Account of $1,034,576, offset by formation, general and administrative costs of $143,590.

For the six months ended June 30, 2026, we had a net income of $1,730,914, which consists of interest earned on marketable securities held in Trust Account of $2,057,164, offset by formation, general and administrative costs of $326,250.

For the three and six months ended June 30, 2025, we had net loss of $10,421 which consists of formation, general and administrative costs.

Liquidity and Going Concern Considerations

On October 27, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 380,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EBC, the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,800,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the units, a total of $115,000,000 was placed in the Trust Account. We incurred $6,731,306 of transaction expenses, consisting of $2,300,000 of cash underwriting fee, $4,025,000 of deferred underwriting fee and $406,306 of other offering costs.

For the six months ended June 30, 2026, net cash used in operating activities was $282,910. Net income of $1,730,914 was affected by interest earned on marketable securities held in in Trust Account of $2,057,164. Changes in operating assets and liabilities provided $43,340 in cash from operating activities.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $10,421 was affected by changes in operating assets and liabilities which provided $10,421 of cash for operating activities.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 27, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 380,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering, generating gross proceeds of $3,800,000.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LAFAYETTE ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Christophe Charlier
	Name:	Christophe Charlier
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)