Form 10-Q
period 2026-09-30
LaFayette Acquisition Corp.
filed 2026-11-13
CIK 2079106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 15,713,333 ordinary shares, $0.0001 par value, issued and outstanding.

LAFAYETTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$458,862	$813,817
Prepaid expenses	23,711	15,435
Prepaid insurance	69,847	75,000
Total current assets	552,420	904,252

Long-term prepaid insurance	—	60,685
Marketable securities held in Trust Account	118,913,115	115,779,876
Total Assets	$119,465,535	$116,744,813

Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$79,283	$24,850
Accrued offering costs	75,000	75,000
Total current liabilities	154,283	99,850
Deferred underwriting fee	4,025,000	4,025,000
Total Liabilities	4,179,283	4,124,850

Commitments and Contingencies (Note 6)
Ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at redemption value of approximately $10.34 and $10.07 per share at September 30, 2026 and December 31, 2025, respectively	118,913,115	115,779,876

Shareholders’ Deficit
Preference shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,213,333 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at September 30, 2026 and December 31, 2025	421	421
Additional paid-in capital	—	—
Accumulated deficit	(3,627,284)	(3,160,334)
Total Shareholders’ Deficit	(3,626,863)	(3,159,913)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$119,465,535	$116,744,813

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$140,700	$43,476	$466,950	$53,897
Loss from operations	(140,700)	(43,476)	(466,950)	(53,897)

Other income:
Interest earned on marketable securities held in Trust Account	1,076,075	—	3,133,239	—
Total other income	1,076,075	—	3,133,239	—

Net income (loss)	$935,375	$(43,476)	$2,666,289	$(53,897)

Basic and diluted weighted average redeemable ordinary shares outstanding	11,500,000	—	11,500,000	—
Basic and diluted net income (loss) per redeemable ordinary share	$0.06	$—	$0.17	$—
Basic and diluted weighted average non-redeemable ordinary shares outstanding	4,213,333	3,333,333	4,213,333	3,333,333
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.06	$(0.01)	$0.17	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	4,213,333	$421	$—	$(3,160,334)	$(3,159,913)
Accretion for ordinary shares to redemption amount	—	—	—	(1,022,588)	(1,022,588)
Net income	—	—	—	839,928	839,928
Balance as of March 31, 2026	4,213,333	421	—	(3,342,994)	(3,342,573)
Accretion for ordinary shares to redemption amount	—	—	—	(1,034,576)	(1,034,576)
Net income	—	—	—	890,986	890,986
Balance as of June 30, 2026	4,213,333	421	—	(3,486,584)	(3,486,163)
Accretion for ordinary shares to redemption amount	—	—	—	(1,076,075)	(1,076,075)
Net income	—	—	—	935,375	935,375
Balance as of September 30, 2026	4,213,333	$421	$—	$(3,627,284)	$(3,626,863)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	3,833,333	$383	$4,617	$(8,004)	$(3,004)
Net loss	—	—	—	—	—
Balance as of March 31, 2025	3,833,333	383	4,617	(8,004)	(3,004)
Net loss	—	—	—	(10,421)	(10,421)
Balance as of June 30, 2025	3,833,333	383	4,617	(18,425)	(13,425)
Net loss	—	—	—	(43,476)	(43,476)
Balance as of September 30, 2025	3,833,333	$383	$4,617	$(61,901)	$(56,901)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,666,289	$(53,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,133,239)	—
Changes in operating assets and liabilities:
Prepaid expenses	(8,276)	(5,000)
Prepaid insurance	5,153	—
Long-term prepaid insurance	60,685	—
Accounts payable and accrued expenses	54,433	17,680
Net cash used in operating activities	(354,955)	(41,217)

Cash Flows from Financing Activities:
Advances from related parties	—	20,000
Proceeds from promissory notes – related parties	—	133,318
Payment of deferred offering costs	—	(107,125)
Net cash provided by financing activities	—	46,193

Net Change in Cash	(354,955)	4,976
Cash – Beginning of period	813,817	—
Cash – End of period	$458,862	$4,976
Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$152,184
Conversion of advances from related parties to promissory notes – related parties	$—	$16,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 7, 2024 (inception) through September 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (as defined in Note 5), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) delay or modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company has until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern Considerations

As of September 30, 2026, the Company had $458,862 in cash and had working capital of $398,137.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans convertible into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. The Company has until July 27, 2027 (21 months from the closing of the Initial Public Offering) to consummate an initial Business Combination which falls within one year after the date that these unaudited condensed financial statements are issued. If an initial Business Combination is not completed within the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 27, 2027, the end of the Combination Period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $458,862 and $813,817 in cash as of September 30, 2026 and December 31, 2025, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $118,913,115 and $115,779,876, respectively. As of September 30, 2026 and December 31, 2025, all the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SEPTEMBER 30, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,139,000)
Public Shares issuance costs	(6,593,349)
Plus:
Accretion of carrying value to redemption value	9,512,225
Ordinary shares subject to possible redemption, December 31, 2025	115,779,876
Plus:
Accretion of carrying value to redemption value	1,022,588
Ordinary shares subject to possible redemption, March 31, 2026	116,802,464
Plus:
Accretion of carrying value to redemption value	1,034,576
Ordinary shares subject to possible redemption, June 30, 2026	117,837,040
Plus:
Accretion of carrying value to redemption value	1,076,075
Ordinary shares subject to possible redemption, September 30, 2026	$118,913,115

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

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts presented in the condensed balance sheets, primarily due to their short-term nature.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between the two classes of ordinary shares (redeemable and non-redeemable). This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the 1,188,000 ordinary shares issuable upon conversion of the rights issued in connection with the Initial Public Offering and the Private Placement because their issuance is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2026 and 2025. Accretion associated with the redeemable ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$684,566	$250,809	$—	$(43,476)	$1,951,357	$714,932	$—	$(53,897)
Denominator:
Basic and diluted weighted-average shares outstanding	11,500,000	4,213,333	—	3,333,333	11,500,000	4,213,333	—	3,333,333
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)	$0.17	$0.17	$—	$(0.02)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on October 27, 2025, the Company sold 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Public Share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth of one ordinary share.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTE 5 — RELATED PARTIES

Founder Shares

On June 7, 2024, the Company issued an aggregate of 2,875,000 ordinary shares (“Founder Shares”) to EBC Holdings, Inc. (“EBC Holdings”) for an aggregate purchase price of $5,000, or approximately $0.001 per share. On May 28, 2025, the Company effected a share dividend, resulting in 3,833,333 Founder Shares outstanding. All share and per share information has been retroactively presented. On June 30, 2025, EBC Holdings transferred an aggregate of 2,651,666 Founder Shares to the Sponsor for an aggregate purchase price of approximately $3,459, or approximately $0.001 per share, the same per-share purchase price originally paid by EBC Holdings for such shares. As a result of the transfer, EBC Holdings retained an aggregate of 1,181,667 Founder Shares (“EBC Founder Shares”). Up to 500,000 of such Founder Shares were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On October 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Founder Shares are no longer subject to forfeiture.

On September 18, 2025, the Sponsor assigned and transferred an aggregate of 90,000 Founder Shares to the three independent directors of the Company (30,000 each) in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 90,000 Founder Shares represented by such membership interests assigned to the holders of such interests on September 18, 2025 was $156,960 or $1.744 per share. The Company established the initial fair value Founder Shares on September 18, 2025, the date of the grant agreement, using a calculation prepared by a third party valuation team. The Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs, and other risk factors. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Promissory Note — Related Party

On June 30, 2025, the Sponsor and EBC Holdings entered agreements to loan the Company up to an aggregate of $150,000 ($75,000 each) to be used for a portion of the expenses of the Initial Public Offering. The loans are non-interest bearing, unsecured and due at the earlier of (i) December 31, 2025, (ii) the closing of the Initial Public Offering, or (iii) the date on which the Company determines to not proceed with the Initial Public Offering. On October 27, 2025, simultaneously with the closing of the Initial Public Offering, the Company has repaid its outstanding borrowings of $150,000 from the promissory note. Borrowings under the note are no longer available.

Advances from Related Parties

The Sponsor and EBC Holdings paid for an additional $20,000 of expenses on behalf of the Company, in addition to the Promissory Note - Related Party. This amount was repaid on October 27, 2025, simultaneously with the closing of the Initial Public Offering.

Administration Fee

Commencing on October 22, 2025, the effective date of the registration statement relating to the Initial Public Offering, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the Trust Account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2026, the Company incurred an expense of $30,000 and $90,000, respectively, under this agreement, of which $40,000 and $0 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at September 30, 2026 and December 31, 2025, respectively.

Service Agreement

The Company has agreed, commencing on July 9, 2025, to pay its Chief Financial Officer (“CFO”) up to $4,000 per month for professional services as a CFO. In addition, should the Company complete a Business Combination, the CFO shall be paid a fee of 30,000 Founder Shares (“Success Fee”), which shall be assigned and transferred to the CFO by the Sponsor. Should the Company not complete a Business Combination, the Success Fee will not be due and payable. For the three and nine months ended September 30, 2026, the Company incurred and paid an expense of $12,000 and $36,000, respectively, of fees for these professional services. For the three and nine months ended September 30, 2025, no amounts were incurred under this agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Contingent Legal Fee

As of September 30, 2026, the Company had a total of $83,176 of contingent legal fees incurred to be paid to the Company’s legal advisor only upon the successful consummation of the Business Combination. As of September 30, 2026, no liability has been recognized because it remains contingent upon the occurrence of a future event.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 20,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 4,213,333 ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$118,913,115	$115,779,876

LAFAYETTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the unaudited condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$458,862	$813,817
Marketable securities held in Trust Account	$118,913,115	$115,779,876

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2026	2025	2026	2025
Formation, general and administrative costs	$140,700	$43,476	$466,950	$53,897
Interest earned on marketable securities held in Trust Account	$1,076,075	$—	$3,133,239	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to LaFayette Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LaFayette Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 7, 2024 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $935,375, which consists of interest earned on marketable securities held in Trust Account of $1,076,075, offset by general and administrative costs of $140,700.

For the nine months ended September 30, 2026, we had a net income of $2,666,289, which consists of interest earned on marketable securities held in Trust Account of $3,133,239, offset by general and administrative costs of $466,950.

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

For the nine months ended September 30, 2026, net cash used in operating activities was $354,955. Net income of $2,666,289 was affected by interest earned on marketable securities held in Trust Account of $3,133,239. Changes in operating assets and liabilities provided $111,995 in cash from operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $41,217. Net loss of $53,897 was affected by changes in operating assets and liabilities which provided $12,680 in cash from operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans convertible into private placement units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the private placement units.

We may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined we currently lack the liquidity needed to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as we expect to continue to incur significant costs in pursuit of our acquisition plans. We have until July 27, 2027 (21 months from the closing of the Initial Public Offering) to consummate an initial Business Combination which falls within one year after the date that these unaudited condensed financial statements are issued. If an initial Business Combination is not completed within the combination period, there will be a mandatory liquidation and subsequent dissolution. Our liquidity condition and mandatory liquidation raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the combination period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 27, 2027, the end of the combination period. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contingent Legal Fee

As of September 30, 2026, the Company had a total of $83,176 of contingent legal fees incurred to be paid to the Company’s legal advisor only upon the successful consummation of the Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LAFAYETTE ACQUISITION CORP.

Date: November 12, 2026	By:	/s/ Christophe Charlier
	Name:	Christophe Charlier
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jennifer Calabrese
	Name:	Jennifer Calabrese
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)